Form 10-Q
period 2021-09-30
Kensington Capital Acquisition Corp. V
filed 2021-11-15
CIK 1865407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2021

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
Registrant’s telephone number, including area code: (
703
)
674-6514
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
U nits, each consisting of one Class A ordinary share, $0.0001 par value, and three-fourths of one redeemable warrant	KCGI.U	The New York Stock Exchange
Class A ordinary shares	KCGI	The New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	KCGI WS	The New York Stock Exchange
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
As of November 15, 2021,
27,600,000 Class A ordinary shares, par value $0.0001 per share, and 6,900,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

KENSINGTON CAPITAL ACQUISITION CORP. V
Quarterly Report on Form
10-Q

		Page No.
PART I. FINANCIAL INFORMATION		1
Item 1.	Condensed Financial Statements	1
	Unaudited Condensed Balance Sheet as of September 30, 2021	1
	Unaudited Condensed Statements of Operations for the three months ended September 30, 2021, and for the period from March 19, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three months ended September 30, 2021 and for the period from March 19, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the period from March 19, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	24
PART II. OTHER INFORMATION		24
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	25

i

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
KENSINGTON CAPITAL ACQUISITION CORP. V
UNAUDITED CONDENSED BALANCE SHEET
September 30, 2021

Assets
Current assets:
Cash	$2,294,361
Prepaid expenses	339,830

Total current assets	2,634,191
Investments held in Trust Account	276,030,820

Total Assets	$278,665,011

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$47,565
Accrued expenses	147,068

Total current liabilities	194,633
Working Capital Loan - related party	150,000
Deferred underwriting commissions in connection with the initial public offering	9,660,000
Derivative warrant liabilities	22,876,200

Total Liabilities	32,880,833
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 27,600,000 shares at $10.00 per share redemption value	276,000,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 100,000,000 shares authorized; no non-redeemable shares issued or outstanding	—
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 6,900,000 shares issued and outstanding	690
Additional paid-in capital	—
Accumulated deficit	(30,216,512)

Total shareholders’ deficit	(30,215,822)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$278,665,011

The accompanying notes are an integral part of these unaudited condensed financial statements.

KENSINGTON CAPITAL ACQUISITION CORP. V
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2021	For The Period From March 19, 2021 (Inception) through September 30, 2021

General and administrative expenses	$104,269	$138,376
Administrative expenses - related party	40,000	40,000

Loss from operations	(144,269)	(178,376)
Other income (expenses):
Change in fair value of derivative warrant liabilities	961,800	961,800
Offering costs associated with derivative warrant liabilities	(889,172)	(889,172)
Income from investments held in Trust Account	30,820	30,820

Total other income	103,448	103,448

Net loss	$(40,821)	$(74,928)

Weighted average shares outstanding of Class A ordinary share, basic and diluted	27,600,000	27,600,000

Basic and diluted net loss per share, Class A ordinary share	$(0.00)	$(0.00)

Weighted average shares outstanding of Class B ordinary share, basic and diluted	6,440,217	6,220,109

Basic and diluted net loss per share, Class B ordinary share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KENSINGTON CAPITAL ACQUISITION CORP. V
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
For the three months ended September 30, 2021 and for the period from March 19, 2021 (inception) through September 30, 2021

	Ordinary Shares						Total Shareholders’
	Class A		Class B		Additional Paid-	Accumulated	Equity

	Shares	Amount	Shares	Amount	in Capital	Deficit	(Deficit)

Balance - March 19, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	6,900,000	690	24,310	—	25,000
Net loss	—	—	—	—	—	(18,572)	(18,572)

Balance - March 31, 2021 (unaudited)	—	—	6,900,000	690	24,310	(18,572)	6,428
Net loss	—	—	—	—	—	(15,535)	(15,535)

Balance - June 30, 2021 (unaudited)	—	—	6,900,000	690	24,310	(34,107)	(9,107)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(24,310)	(30,141,584)	(30,165,894)
Net loss	—	—	—	—	—	(40,821)	(40,821)

Balance - September 30, 2021 (unaudited)	—	$—	6,900,000	$690	$—	$(30,216,512)	$(30,215,822)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KENSINGTON CAPITAL ACQUISITION CORP. V
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
For the period from March 19, 2021 (inception) through September 30, 2021

Cash Flows from Operating Activities:
Net loss	$(74,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(961,800)
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	25,000
Income from investments held in Trust Account	(30,820)
Offering costs associated with derivative warrant liabilities	889,172
Changes in operating assets and liabilities:
Prepaid expenses	(339,830)
Accounts payable	47,565
Accrued expenses	(30,132)

Net cash used in operating activities	(475,773)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(276,000,000)

Net cash used in investing activities	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from Working Capital Loan - related party	150,000
Proceeds received from initial public offering, gross	276,000,000
Proceeds received from private placement	8,520,000
Offering costs paid	(5,899,866)

Net cash provided by financing activities	278,770,134

Net change in cash	2,294,361
Cash - beginning of the period	—

Cash - end of the period	$2,294,361

Supplemental disclosure of non-cash financing activities:
Offering costs included in accrued expenses	$177,200
Deferred underwriting commissions in connection with the initial public offering	$9,660,000
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
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from March 19, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, its search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
The Company will provide holders of the Company’s outstanding Class A ordinary shares, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially at to be $10.00 per Public Share), calculated as of two business days prior to the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes, net of taxes payable. The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a shareholder vote is not required by applicable law or stock exchange rule and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Memorandum and Articles”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange rule, or the Company decides to obtain shareholder approval for business or reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote any Founder Shares (as defined below in Note 4) and any Public Shares held by them in favor of a Business Combination.
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
Liquidity and capital resources
As of September 30, 2021, the Company had approximately $2.3 million in its operating bank account and a working capital of approximately $2.4 million.
The Company’s liquidity needs through September 30, 2021 were satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company in exchange for issuance of Founder Shares (as defined in Note 4), and the loan from the Sponsor of approximately $150,000 under the Note (as defined in Note 4), which was converted into Working Capital Loan (as defined in Note 4) on August 17, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2021, $150,000 was drawn under the Working Capital Loan (see Note 4).
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
NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended September 30, 2021 and for the period from March 19, 2021 (inception) through September 30, 2021, are not necessarily indicative of the results that may be expected through December 31, 2021.

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus and the Form
8-K
filed by the Company with the SEC on August 16, 2021 and August 23, 2021, respectively.
Restatement of Previously Issued Financial Statement
In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statement to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company require shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than
 $5,000,001.

Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. As a result, the Company restated its previously filed financial statement to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. The Company’s previously filed financial statement that contained the error were reported in the Company’s Form 8-K filed with the SEC on February 16, 2021 (the “Post-IPO Balance Sheet”).
.
Impact of the Restatement
The change in the carrying value of the Class A ordinary shares subject to possible redemption in the Post-IPO Balance Sheet resulted in a decrease of approximately $6.0 million in additional paid-in capital and an increase of approximately $30.1 million to accumulated deficit, as well as a reclassification of 3.61 million Class A ordinary shares from permanent equity to temporary equity.

As of August 17, 2021	As Reported	Adjustment	As Restated
Total assets	$278,757,881		$278,757,881
Total liabilities	$33,862,711		$33,862,711
Class A ordinary shares subject to possible redemption	239,895,160	36,104,840	276,000,000
Preference shares	—	—	—
Class A ordinary shares	361	(361)	—
Class B ordinary shares	690	—	690
Additional paid-in capital	5,962,894	(5,962,894)	—
Accumulated deficit	(963,935)	(30,141,585)	(31,105,520)
Total shareholders’ equity (deficit)	$5,000,010	$(36,104,840)	$(31,104,830)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$278,757,881	$—	$278,757,881

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
Cash and cash equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2021.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Concentration of credit risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.
Fair value of financial instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheet.

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Derivative Financial Instruments
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.
The 20,700,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 11,360,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants have been measured at fair value using a Monte Carlo simulation model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Working Capital Loan - Related Party
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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 27,600,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.
Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Net loss per ordinary share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period.
The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 32,060,000 Class A ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. The Company has considered the effect of Class B ordinary shares that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company has included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the Three Months Ended September 30, 2021		For The Period From March 19, 2021 (Inception) through September 30, 2021
	Class A	Class B	Class A	Class B

Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	(33,098)	(7,723)	(61,147)	(13,781)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	27,600,000	6,440,217	27,600,000	6,220,109

Basic and diluted net loss per ordinary share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed de minimis as of September 30, 2021 and a full valuation allowance was recorded against it.
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021.
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
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4. RELATED PARTY TRANSACTIONS
Founder Shares
On March 31, 2021, the Sponsor paid $25,000 to cover for certain expenses on behalf of the Company in exchange for issuance of 7,475,000 of the Company’s Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”). Shares and the associated amounts have been retroactively restated to reflect: (i) the surrender of 1,006,250 Class B ordinary shares to the Company for no consideration on August 6, 2021; and (ii) the share issue of 431,250 Class B ordinary shares on August 12, 2021; resulting in an aggregate of 6,900,000 Class B ordinary shares outstanding. The initial shareholders agreed to forfeit up to 900,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters fully exercised the over-allotment on August 17, 2021; thus, these 900,000 Founder Shares were no longer subject to forfeiture.
The initial shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions,
share capitalization, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-tr
a
ding
day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.
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
Related Party Loans
On March 24, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest
bearing and payable upon the completion of the Initial Public Offering; provided that amounts due under the Note may, at the option of the Sponsor, be converted into Working Capital Loans (as defined below). The Company borrowed $150,000 under the Note as of September 30, 2021. The Sponsor elected to convert the Note into Working Capital Loan upon closing of the Initial Public Offering.
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans could be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $0.75 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, $150,000 was drawn under the Working Capital Loans.

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Service and Administrative Fees
On August 12, 2021, the Company entered into an agreement with DEHC LLC, an affiliate of the Company’s Chief Financial Officer, pursuant to which the Company agreed to pay for service and administrative fees of $20,000 per month for 18 months (upon completion of the initial Business Combination, any portion of the amounts due that have not yet been paid will accelerate). For the three months ended September 30, 2021 and for the period from March 19, 2021 (inception) through September 30, 2021, the Company incurred $40,000 in administrative expenses, respectively.
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
NOTE 6 – CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 27,600,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

Gross proceeds	$276,000,000
Less:
Fair value of Public Warrants at issuance	(15,318,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(14,847,894)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	30,165,894

Class A ordinary shares subject to possible redemption	$276,000,000

NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares
-
The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
-
The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, there were 27,600,000 Class A ordinary shares issued and outstanding, which were all subject to possible redemption and have been classified as temporary equity (see Note 6).
Class
 B Ordinary Shares
-
The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, there were 6,900,000 Class B ordinary shares issued and outstanding, which amounts have been adjusted to reflect the share surrendered as discussed in Note 4.
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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8. DERIVATIVE WARRANT LIABILITIES
As of September 30, 2021, the Company
has 20,700,000 Public Warrants and 11,360,000 Private Placement Warrants outstanding.
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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement
.
NOTE 9 — FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$276,029,958	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$—	$—	$14,697,000
Derivative warrant liabilities - Private Warrants	$—	$—	$8,179,200
Working Capital Loan - related party	$—	$—	$150,000

(1)	Excludes $862 of cash balance held within the Trust Account
Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the three months ended September 30, 2021 and for the period from February 5, 2021 (inception) through September 30, 2021.
Level 1 assets include investments in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
For periods where no observable traded price is available, the fair value of the Public Warrants has been estimated using a Monte Carlo simulation and the Private Placement Warrants has been estimated using Black-Scholes option pricing model. For the three months ended September 30, 2021 and for the period from March 19, 2021 (inception) through September 30, 2021, the Company recognized loss on the unaudited condensed statements of operations resulting from an increase in the fair value of liabilities of approximately $1.0 million presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.
The estimated fair value of the Public and Private Placement Warrants, was determined using Level 3 inputs. Inherent in a Monte Carlo simulation and a Black-Scholes option pricing mod
e
l are assumptions related to expected stock-price volatility, expected life, risk-free interest rate, and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer companies’ ordinary shares that match the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements input at their measurement dates:

	At initial issuance	As of September 30, 2021
Exercise price	$11.50	$11.50
Stock price	$9.55	$9.66
Volatility	13.2%	12.1%
Term (years)	6	5.87
Risk-free rate	0.91%	1.12%
Dividend yield	0.0%	0.0%
The change in the fair value of the derivative liabilities, measured using Level 3 inputs, for the three months ended September 30, 2021 and for the period from February 5, 2021 (inception) through September 30, 2021, is summarized as follows:

Derivative warrant liabilities at March 19, 2021 (inception)	$—
Issuance of Public and Private Warrants	23,838,000
Change in fair value of derivative warrant liabilities	(961,800)

Derivative warrant liabilities at September 30, 2021 (unaudited)	$22,876,200

The change in the fair value of the Working Capital Loan – related party, measured using Level 3 inputs, for the three months ended September 30, 2021 and for the period from February 5, 2021 (inception) through September 30, 2021, is summarized as follows:

Fair value of Working Capital Loan - related party at March 19, 2021	$—
Initial fair value of Working Capital Loan - related party	150,000
Change in fair value of Working Capital Loan - related party	—

Working Capital Loan - related party at September 30, 2021 (unaudited)	$150,000

NOTE
10
. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the condensed financial statements.

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
As of September 30, 2021, we have not yet commenced operations. All activity for the period from March 19, 2021 (inception) through September 30, 2021 relates to our formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. We will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. We have selected December 31 as our fiscal year end.
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
Liquidity and Capital Resources
As of September 30, 2021, we had approximately $2.3 million in its operating bank account and working capital of approximately $2.4 million.
Our liquidity needs through September 30, 2021 were satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of us in exchange for issuance of Founder Shares (as defined in Note 4), and the loan from the Sponsor of approximately $150,000 under the Note (as defined in Note 4), which was converted into Working Capital Loan (as defined in Note 4) on August 17, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (see Note 4). As of September 30, 2021, there were $150,000 outstanding under the Working Capital Loan.
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
Results of Operations
Our entire activity from March 19, 2021 (inception) through September 30, 2021, was in preparation for an Initial Public Offering. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest.
For the three months ended September 30, 2021, we had a net loss of approximately $41,000, which consisted of approximately $104,000 in general and administrative expenses, $40,000 in administrative expenses – related party, approximately $889,000 in offering costs associated with derivative warrant liabilities, offset by a non-cash
loss of approximately $962,000 for the change in fair value of derivative warrant liabilities, approximately $31,000 of income from investments held in the Trust Account.

For the three months ended September 30, 2021, we had a net loss of approximately $75,000, which consisted of approximately $138,000 in general and administrative expenses, $40,000 in administrative expenses – related party, approximately $889,000 in offering costs associated with derivative warrant liabilities, offset by a non-cash
loss of approximately $962,000 for the change in fair value of derivative warrant liabilities, approximately $31,000 of income from investments held in the Trust Account.
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 27,600,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.
Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
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
Net loss per ordinary share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period.
The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 32,060,000 Class A ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. The Company has considered the effect of Class B ordinary shares that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company has included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements
In August 2020, the FASB issued ASU
No. 2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
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
Off-Balance
Sheet Arrangements
As of September 30, 2021, we did not have any
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2020, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of August 17, 2021. Additionally, this material weakness could result in a misstatement of the Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statement that would not be prevented or detected on a timely basis.
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:
The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.
PART
II-OTHER
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
The Company paid a total of $5,520,000 underwriting discounts and commissions and approximately $557,000 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $9,660,000 in underwriting discounts and commissions.
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

KENSINGTON CAPITAL ACQUISITION CORP. V

Date: November 15, 2021	By:	/s/ Justin Mirro
	Name:	Justin Mirro
	Title:	Chief Executive Officer
(Principal Executive Officer)