Form 10-Q
period 2022-03-31
Kensington Capital Acquisition Corp. V
filed 2022-05-16
CIK 1865407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (
as
defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of May
16
,
2022, 27,600,000 Class A ordinary shares, par value $0.0001 per share, and 6,900,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

KENSINGTON CAPITAL ACQUISITION CORP. V
Quarterly Report on Form
10-Q

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three months ended March 31, 2022, and for the period from March 19, 2021 (inception) through March 31, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three months ended March 31, 2022 and for the period from March 19, 2021 (inception) through March 31, 2021	3
	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from March 19, 2021 (inception) through March 31, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	27

i

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
KENSINGTON CAPITAL ACQUISITION CORP. V
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$1,877,929	$2,014,340
Prepaid expenses	220,000	268,246

Total current assets	2,097,929	2,282,586
Investments held in Trust Account	276,248,235	276,057,333

Total Assets	$278,346,164	$278,339,919

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$140,949	$37,663
Accrued expenses	371,016	216,800

Total current liabilities	511,965	254,463
Working Capital Loan—related party	150,000	200,000
Deferred underwriting commissions in connection with the initial public offering	9,660,000	9,660,000
Derivative warrant liabilities	19,236,000	31,853,000

Total Liabilities	29,557,965	41,967,463
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 27,600,000 shares at redemption value of $10.00 per share at March 31, 2022 and December 31, 2021	276,000,000	276,000,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 100,000,000 shares authorized; no non-redeemable shares issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 6,900,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	690	690
Additional paid-in capital	—	—
Accumulated deficit	(27,212,491)	(39,628,234)

Total shareholders’ deficit	(27,211,801)	(39,627,544)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$278,346,164	$278,339,919

The accompanying notes are an integral part of these unaudited condensed financial statements.

KENSINGTON CAPITAL ACQUISITION CORP. V
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended March 31, 2022	For The Period From March 19, 2021 (Inception) through March 31, 2021

General and administrative expenses	$382,159	$18,572
Administrative expenses—related party	60,000	—

Loss from operations	(442,159)	(18,572)
Other income:
Change in fair value of derivative warrant liabilities	12,617,000	—
Change in fair value of Working Capital Loan—related party	50,000	—
Income from investments held in Trust Account	190,902	—

Total other income	12,857,902	—

Net income (loss)	$12,415,743	$(18,572)

Weighted average shares outstanding of Class A ordinary share, basic and diluted	27,600,000	—

Basic and diluted net income (loss) per share, Class A ordinary share	$0.36	$—

Weighted average shares outstanding of Class B ordinary share, basic and diluted	6,900,000	500,000

Basic and diluted net income (loss) per share, Class B ordinary share	$0.36	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KENSINGTON CAPITAL ACQUISITION CORP. V
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
For The Three Months Ended March 31, 2022

	Ordinary Shares				Additional Paid-in Capital		Total Shareholders’ Deficit
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance—December 31, 2021	—	$—	6,900,000	$690	$—	$(39,628,234)	$(39,627,544)
Net income	—	—	—	—	—	12,415,743	12,415,743

Balance—March 31, 2022 (Unaudited)	—	$—	6,900,000	$690	$—	$(27,212,491)	$(27,211,801)

For The Period From March 19, 2021 (Inception) Through March 31, 2021

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—March 19, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	7,475,000	748	24,252	—	25,000
Net loss	—	—	—	—	—	(18,572)	(18,572)

Balance—March 31, 2021 (Unaudited)	—	$—	7,475,000	$748	$24,252	$(18,572)	$6,428

The accompanying notes are an integral part of these unaudited condensed financial statements.

KENSINGTON CAPITAL ACQUISITION CORP. V
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31, 2022	For The Period From March 19, 2021 (Inception) through March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$12,415,743	$(18,572)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(12,617,000)	—
Change in fair value of Working Capital Loan—related party	(50,000)	—
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	—	18,572
Income from investments held in Trust Account	(190,902)	—
Changes in operating assets and liabilities:
Prepaid expenses	48,246	—
Accounts payable	103,286	—
Accrued expenses	154,216	—

Net cash used in operating activities	(136,411)	—

Net change in cash	(136,411)	—
Cash—beginning of the period	2,014,340	—

Cash—end of the period	$1,877,929	$—

Supplemental disclosure of non-cash financing activities:
Prepaid expenses paid by related party in exchange for issuance of Class B ordinary shares	$—	$6,428
Offering costs included in accrued expenses	$—	$22,850
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
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from March 19, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, its search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (the “Private Placement”) of

11,360,000 warrants (each, a “Private Placement Warrant”
and collectively, the “Private Placement Warrants”) at a price of $0.75 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $8.5 million (see Note 4).
Upon closing of the Initial Public Offering and the Private Placement,
$276.0 million
($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and of the Private Placement Warrants in the Private Placement were placed in a trust account

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185
days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The Memorandum and Articles provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company. The Sponsor and the Company’s officers and directors (the “initial shareholders”) agreed, pursuant to a letter agreement with the Company, that they will not propose any amendment to the Memorandum and Articles (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial
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
described
above (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes, net of taxes payable (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period.
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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Liquidity and
Going Concern
As of March 31, 2022, the Company had approximately $1.9 million in its operating bank account and a working capital of approximately $1.6 million.
The Company’s liquidity needs through March 31, 2022 were satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company in exchange for issuance of Founder Shares (as defined in Note 4), and the loan from the Sponsor of approximately $150,000 under the Note (as defined in Note 4), which was converted into a Working Capital Loan (as defined in Note 4) on August 17, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of March 31, 2022 and December 31, 2021, the fair value of the Working Capital Loan was $150,000 and $200,000, respectively (see Note 4).
In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about its ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 17, 2022. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to complete a business combination prior to the mandatory liquidation date.
NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation
S-X.
Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
(the “Form
10-K”)
for the year ended December 31, 2021, as filed with the SEC on March 31, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021, is derived from the audited financial statements presented in the Form
10-K.

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2022 and December 31, 2021.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of March 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets.
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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering were initially estimated using a Monte Carlo simulation model. For periods where no observable traded price is available, the fair value continues to be estimated using a Monte Carlo simulation. The fair value of the Private Placement Warrants is determined using Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Working Capital Loan-Related Party
The Company has elected the fair value option to account for its Working Capital Loan with its Sponsor as defined and more fully described in Note 4. As a result of applying the fair value option, the Company records the loan fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of Working Capital Loan reported in the condensed statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.
Offering Costs Associated with Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating
expenses in the condensed statements of operations. Offering costs associated with the Class A ordinary shares were charged against the carrying value of Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 27,600,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.
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
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For The Three Months Ended March 31, 2022		For The Period From March 19, 2021 (Inception) through March 31, 2021
	Class A	Class B	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:

Allocation of net income (loss)	$9,932,594	$2,483,149	$(18,572)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	27,600,000	6,900,000	500,000

Basic and diluted net income (loss) per ordinary share	$0.36	$0.36	$(0.04)

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
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 or 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021.
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
Recent
Accounting Pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statement.
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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Related Party Loans
On March 24, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest
bearing and payable upon the completion of the Initial Public Offering; provided that amounts due under the Note may, at the option of the Sponsor, be converted into Working Capital Loans (as defined below). The Company borrowed $150,000 under the Note in connection with the Initial Public Offering. The Sponsor elected to convert the Note into
a
Working Capital Loan upon closing of the Initial Public Offering.
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans could be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $0.75 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Company has drawn $150,000 under the Note, which was converted into
a
Working Capital Loan. As of March 31, 2022 and December 31, 2021, fair value of this Working Capital Loan was

$150,000 and
$200,000, respectively, in the accompanying condensed balance sheets.
Service and Administrative Fees
On August 12, 2021, the Company entered into an agreement with DEHC LLC, an affiliate of the Company’s Chief Financial Officer, pursuant to which the Company agreed to pay for service and administrative fees of $20,000 per month for 18 months (upon completion of the initial Business Combination, any portion of the amounts due that have not yet been paid will accelerate). For the three months ended March 31, 2022 and for the period from March 19, 2021 (inception) through March 31, 2021, the Company incurred $60,000 and
$0
,

respectively,

for such expenses, included as general and administrative expenses-related party on the statements of operations contained herein. As of March 31, 2022 and December 31, 2021, the Company had no outstanding balance for services in connection with such agreement.

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
.
CLASS
A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 27,600,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.
The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Fair value of Public Warrants at issuance	(15,318,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(14,883,816)
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	30,201,816

Class A ordinary shares subject to possible redemption	$276,000,000

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares
—The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 27,600,000 Class A ordinary shares issued and outstanding, which were all subject to possible redemption and have been classified as temporary equity (see Note 6).
Class
 B Ordinary Shares
—The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 6,900,000 Class B ordinary shares issued and outstanding, which amounts have been adjusted to reflect the share surrendered as discussed in Note 4.
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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8. DERIVATIVE WARRANT LIABILITIES
As of March 31, 2022 and December 31, 2021, the Company has 20,700,000 Public Warrants and 11,360,000 Private Placement Warrants outstanding.
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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
NOTE
9
.

FAIR
VALUE MEASUREMENTS
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

March 31, 2022 Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets:
Investments held in Trust Account-U.S. Treasury Securities (1)	$276,244,809	$—	$—
Liabilities:
Derivative warrant liabilities-Public Warrants	$12,420,000	$—	$—
Derivative warrant liabilities-Private Warrants	$—	$—	$6,816,000
Working Capital Loan-related party	$—	$—	$150,000

(1)	Excludes $3,426 of cash balance held within the Trust Account

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2021 Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets:
Investments held in Trust Account-U.S. Treasury Securities (1)	$276,055,957	$—	$—
Liabilities:
Derivative warrant liabilities-Public Warrants	$20,493,000	$—	$—
Derivative warrant liabilities-Private Warrants	$—	$—	$11,360,000
Working Capital Loan-related party	$—	$—	$200,000

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
For periods where no observable traded price is available, the fair value of the Public Warrants has been estimated using a Monte Carlo simulation. The estimated fair value of the Private Placement Warrants and Working Capital Loan is determined using Black-Scholes option pricing model. For the three months ended March 31, 2022, the Company recognized a non-operating
gain from the change in fair value of derivative warrant liabilities of approximately $12.6 million and a non-operating
gain from the change in fair value of the working capital loan of $50,000 in the accompanying statements of operations.
The estimated fair value of the Private Placement Warrants and Working Capital Loan, and initial fair value of the Public Warrants, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation and a Black-Scholes option pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate, and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer companies’ ordinary shares that match the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 fair value measurements input for Private Warrants, and Working Capital Loan at their measurement dates:

	As of March 31, 2022	As of December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$9.93	$9.83
Volatility	6.9%	14.4%
Term (years)	5.70	5.62
Risk-free rate	2.38%	1.31%
Dividend yield	0.0%	0.0%
(Note: To determine the fair value of the Working Capital Loan, the Company relied on the inputs of the Private Warrants, as the warrants that would be converted from the Working Capital Loan would be identical to the Private Warrants.)

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the period from March 19, 2021 (inception) through March 31, 2022, is summarized as follows:

Derivative warrant liabilities at March 19, 2021 (inception)	$—
Issuance of Public and Private Warrants	23,838,000
Transfer of Public Warrants out of Level 3	(14,697,000)
Change in fair value of derivative warrant liabilities	2,219,000
Derivative warrant liabilities at December 31, 2021	11,360,000
Change in fair value of derivative warrant liabilities	(4,544,000)

Derivative warrant liabilities at March 31, 2022 (Unaudited)	$6,816,000

The change in the fair value of the Working Capital Loan—related party, measured using Level 3 inputs, for the period from March 19, 2021 (inception) through March 31, 2022, is summarized as follows:

Fair value of Working Capital Loan - related party at March 19, 2021 (inception)	$—
Initial fair value of Working Capital Loan - related party	150,000
Change in fair value of Working Capital Loan - related party	50,000
Working Capital Loan - related party at December 31, 2021	200,000
Change in fair value of Working Capital Loan - related party	(50,000)

Working Capital Loan - related party at March 31, 2022 (Unaudited)	$150,000

NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred up to the date condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the condensed financial statements.

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
As of March 31, 2022, we had not yet commenced operations. All activity for the period from March 19, 2021 (inception) through March 31, 2022 relates to our formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. We will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (the “Private Placement”) of 11,360,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $0.75 per Private Placement Warrant to our Sponsor, generating proceeds of approximately $8.5 million.
Upon closing of the Initial Public Offering and the Private Placement, $276.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and of the Private Placement Warrants in the Private Placement were placed in a trust account (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule
2a-7
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
Liquidity and Going Concern
As of March 31, 2022, we had approximately $1.9 million in our operating bank account and working capital of approximately $1.6 million.
Our liquidity needs through December 31, 2021 were satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of us in exchange for issuance of Founder Shares (as defined in Note 4), and the loan from the Sponsor of approximately $150,000 under the Note (as defined in Note 4), which was converted into a Working Capital Loan (as defined in Note 4) on August 17, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (see Note 4). As of March 31, 2022 and December 31, 2021, the fair value of the Working Capital Loan was $150,000 and $200,000, respectively.
In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 17, 2022. The condensed financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. Management plans to complete a business combination prior to the mandatory liquidation date.
Results of Operations
Our entire activity from March 19, 2021 (inception) through March 31, 2022, was in preparation for an Initial Public Offering. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest.
For the three months ended March 31, 2022, we had a net income of approximately $12.4 million, which consisted of a non-cash
gain of approximately $12.6 million for the change in fair value of derivative warrant liabilities, a non-cash
gain of $50,000 for the change in fair value of Working Capital Loan – related party, and approximately $191,000 of income from investments held in the Trust Account, partly offset by approximately $382,000 in general and administrative expenses, and $60,000 in administrative expenses—related party.

For the period from March 19, 2021 (inception) through March 31, 2021, we had a net loss of approximately $19,000, which consisted solely of general and administrative expenses.
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
Critical Accounting Policies and Estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:
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
re-valued
at each reporting date, with changes in the fair value reported in the condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 27,600,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s condensed balance sheets as of March 31, 2022 and December 31, 2021.
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
Offering Costs Associated with Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating
expenses in the condensed statements of operations. Offering costs associated with the Class A ordinary shares were charged against the carrying value of Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Net Income (Loss) per Ordinary Share
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

Recent Accounting Pronouncements
Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed financial statements.
Off-Balance
Sheet Arrangements
As of March 31, 2022, we did not have any
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s condensed balance sheets as of August 17, 2021. Additionally, this material weakness could result in a misstatement of the Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statement that would not be prevented or detected on a timely basis.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:
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
there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

KENSINGTON CAPITAL ACQUISITION CORP. V

Date: May 16, 2022	By:	/s/ Justin Mirro
	Name:	Justin Mirro
	Title:	Chief Executive Officer
(Principal Executive Officer)