Form 10-Q
period 2022-06-30
Kensington Capital Acquisition Corp. V
filed 2022-08-16
CIK 1865407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
As of August
15
, 2022, 27,600,000 Class A ordinary shares, par value $0.0001 per share, and 6,900,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

KENSINGTON CAPITAL ACQUISITION CORP. V
Quarterly Report on Form
10-Q

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2022, the three months ended June 30, 2021 and for the period from March 19, 2021 (inception) through June 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three and six months ended June 30, 2022, the three months ended June 30, 2021 and for the period from March 19, 2021 (inception) through June 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from March 19, 2021 (inception) through June 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	25
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	26

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
KENSINGTON CAPITAL ACQUISITION CORP. V
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$1,546,507	$2,014,340
Prepaid expenses	219,375	268,246

Total current assets	1,765,882	2,282,586
Investments held in Trust Account	276,557,180	276,057,333

Total Assets	$278,323,062	$278,339,919

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$5,434	$37,663
Accrued expenses	609,249	216,800

Total current liabilities	614,683	254,463
Working Capital Loan - related party	150,000	200,000
Deferred underwriting commissions in connection with the initial public offering	9,660,000	9,660,000
Derivative warrant liabilities	6,412,000	31,853,000

Total Liabilities	16,836,683	41,967,463

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 27,600,000 shares at redemption value of approximately $10.01 and $10.00 per share at June 30, 2022 and December 31, 2021, respectively	276,457,180	276,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 100,000,000 shares authorized; no non-redeemable shares issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 6,900,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	690	690
Additional paid-in capital	—	—
Accumulated deficit	(14,971,491)	(39,628,234)

Total shareholders’ deficit	(14,970,801)	(39,627,544)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$278,323,062	$278,339,919

The accompanying notes are an integral part of these unaudited condensed financial statements.

KENSINGTON CAPITAL ACQUISITION CORP. V
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

				For The Period From March 19, 2021 (Inception) through June 30, 2021
	For The Three Months Ended June 30,		For The Six Months Ended June 30, 2022
	2022	2021
General and administrative expenses	$374,765	$15,535	$756,924	$34,107
Administrative expenses - related party	60,000	—	120,000	—

Loss from operations	(434,765)	(15,535)	(876,924)	(34,107)
Other income:
Change in fair value of derivative warrant liabilities	12,824,000	—	25,441,000	—
Change in fair value of Working Capital Loan - related party	—	—	50,000	—
Income from investments held in Trust Account	308,945	—	499,847	—

Total other income	13,132,945	—	25,990,847	—

Net income (loss)	$12,698,180	$(15,535)	$25,113,923	$(34,107)

Weighted average shares outstanding of Class A ordinary share, basic and diluted	27,600,000	—	27,600,000	—

Basic and diluted net income (loss) per share, Class A ordinary share	$0.37	$—	$0.73	$—

Weighted average shares outstanding of Class B ordinary share, basic and diluted	6,900,000	6,000,000	6,900,000	5,359,223

Basic and diluted net income (loss) per share, Class B ordinary share	$0.37	$(0.00)	$0.73	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KENSINGTON CAPITAL ACQUISITION CORP. V
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
For The Three and Six Months Ended June 30, 2022

	Ordinary Shares				Additional Paid-in Capital		Total Shareholders’ Deficit
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	—	$—	6,900,000	$690	$—	$(39,628,234)	$(39,627,544)
Net income	—	—	—	—	—	12,415,743	12,415,743

Balance - March 31, 2022	—	—	6,900,000	690	—	(27,212,491)	(27,211,801)
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(457,180)	(457,180)
Net income	—	—	—	—	—	12,698,180	12,698,180

Balance - June 30, 2022	—	$—	6,900,000	$690	$—	$(14,971,491)	$(14,970,801)

For the Three Months Ended June 30, 2021 and For The Period From March 19, 2021 (Inception) Through June 30, 2021

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - March 19, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)(2)	—	—	7,475,000	748	24,252	—	25,000
Net loss	—	—	—	—	—	(18,572)	(18,572)

Balance - March 31, 2021	—	—	7,475,000	748	24,252	(18,572)	6,428
Net loss	—	—	—	—	—	(15,535)	(15,535)

Balance - June 30, 2021	—	$—	7,475,000	$748	$24,252	$(34,107)	$(9,107)

(1)
This number included up to 843,750 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. The underwriters fully exercised the over-allotment on August 17, 2021; thus, these shares were no longer subject to forfeiture (see Note 4).

(2)
On August 6, 2021, the Sponsor effected a surrender of 1,006,250 Class B ordinary shares to the Company for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding from 7,475,000 to 6,468,750. All shares and associated amounts have been retroactively restated to reflect the share surrender (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

KENSINGTON CAPITAL ACQUISITION CORP. V
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Six Months Ended June 30, 2022	For The Period From March 19, 2021 (Inception) through June 30, 2021

Cash Flows from Operating Activities:
Net income (loss)	$25,113,923	$(34,107)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(25,441,000)	—
Change in fair value of Working Capital Loan - related party	(50,000)	—
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	—	25,000
Income from investments held in Trust Account	(499,847)	—
Changes in operating assets and liabilities:
Prepaid expenses	48,871	—
Accounts payable	(32,229)	2,273
Accrued expenses	392,449	6,834

Net cash used in operating activities	(467,833)	—

Cash Flows from Financing Activities:
Proceeds received note payable from related party	—	100,000
Offering costs paid	—	(55,665)

Net cash provided by financing activities	—	44,335

Net change in cash	(467,833)	44,335
Cash - beginning of the period	2,014,340	—

Cash - end of the period	$1,546,507	$44,335

Supplemental disclosure of non-cash financing activities:
Offering costs included in accounts payable	$—	$34,876
Offering costs included in accrued expenses	$—	$204,840
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	$457,180	$—
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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from March 19, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, its search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On August 4, 2022, the Company elected to extend the Combination Period by 6 months to February 17, 2023 (see Note 10).
If the Company is unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering, or February 17, 2023, which is extendable at the Sponsor’s option up to 24 months as described above (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes, net of taxes payable (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period.
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
Liquidity and Going Concern
As of June 30, 2022, the Company had approximately $1.5 million in its operating bank account and a working capital of approximately $1.2 million.
The Company’s liquidity needs through June 30, 2022 were satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company in exchange for issuance of Founder Shares (as defined in Note 4), and the loan from the Sponsor of approximately $150,000 under the Note (as defined in Note 4), which was converted into a Working Capital Loan (as defined in Note 4) on August 17, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2022 and December 31, 2021, the fair value of the Working Capital Loan was $150,000 and $200,000, respectively (see Note 4).
In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about its ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 17, 2023. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to complete a business combination prior to the mandatory liquidation date.
NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation
S-X.
Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2022 and December 31, 2021.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.
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
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

						For The Period From March 19, 2021 (Inception) through June 30, 2021
	For The Three Months Ended June 30,			For The Six Months Ended June 30, 2022
	2022		2021
	Class A	Class B	Class B	Class A	Class B	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$10,158,544	$2,539,636	$(15,535)	$20,091,138	$5,022,785	$(34,107)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	27,600,000	6,900,000	6,000,000	27,600,000	6,900,000	5,359,223

Basic and diluted net income (loss) per ordinary share	$0.37	$0.37	$(0.00)	$0.73	$0.73	$(0.01)

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 or 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021.
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
Recent Accounting Pronouncements
In June 2022, the FASB issued ASU
2022-03,
ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.
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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans could be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $0.75 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Company has drawn $150,000 under the Note, which was converted into a Working Capital Loan. As of June 30, 2022 and December 31, 2021, fair value of this Working Capital Loan was $150,000 and $200,000, respectively, in the accompanying condensed balance sheets.

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Service and Administrative Fees
On August 12, 2021, the Company entered into an agreement with DEHC LLC, an affiliate of the Company’s Chief Financial Officer, pursuant to which the Company agreed to pay for service and administrative fees of $20,000 per month for 18 months (upon completion of the initial Business Combination, any portion of the amounts due that have not yet been paid will accelerate). For the three months ended June 30, 2022 and 2021, the Company incurred $60,000 and $0, respectively, for such expenses, included as general and administrative expenses-related party on the statements of operations contained herein. For the six months ended June 30, 2022 and for the period from March 19, 2021 (inception) through June 30, 2021, the Company incurred $120,000 and $0, respectively, for such expenses, included as general and administrative expenses-related party on the statements of operations contained herein. As of June 30, 2022 and December 31, 2021, the Company had no outstanding balance for services in connection with such agreement.
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
NOTE 6. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 27,600,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Fair value of Public Warrants at issuance	(15,318,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(14,883,816)
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption amount	30,201,816

Class A ordinary shares subject to possible redemption, December 31, 2021	276,000,000
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	457,180

Class A ordinary shares subject to possible redemption, June 30, 2022	$276,457,180

NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares
-The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
-The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 27,600,000 Class A ordinary shares issued and outstanding, which were all subject to possible redemption and have been classified as temporary equity (see Note 6).
Class
 B Ordinary Shares
-The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 6,900,000 Class B ordinary shares issued and outstanding, which amounts have been adjusted to reflect the share surrendered as discussed in Note 4.
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
NOTE 8. DERIVATIVE WARRANT LIABILITIES
As of June 30, 2022 and December 31, 2021, the Company has 20,700,000 Public Warrants and 11,360,000 Private Placement Warrants outstanding.
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
The Private Placement Warrants are identical to the Public Warrants, except that (1) the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants are not transferable, assignable or salable until
 30
days after the completion of a Business Combination, subject to certain limited exceptions, (2) the Private Placement Warrants are non-redeemable,
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
NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 3
0
, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

June 30, 2022 Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-U.S. Treasury Securities (1)	$276,555,853	$—	$—
Liabilities:
Derivative warrant liabilities-Public Warrants	$4,140,000	$—	$—
Derivative warrant liabilities-Private Placement Warrants	$—	$—	$2,272,000
Working Capital Loan-related party	$—	$—	$150,000

(1)
Excludes $1,327 of cash balance held within the Trust Account

December 31, 2021 Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-U.S. Treasury Securities (1)	$276,055,957	$—	$—
Liabilities:
Derivative warrant liabilities-Public Warrants	$20,493,000	$—	$—
Derivative warrant liabilities-Private Placement Warrants	$—	$—	$11,360,000
Working Capital Loan-related party	$—	$—	$200,000

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
For periods where no observable traded price is available, the fair value of the Public Warrants has been estimated using a Monte Carlo simulation. The estimated fair value of the Private Placement Warrants and Working Capital Loan is determined using Black-Scholes option pricing model. For the three months ended June 30, 2022, the Company recognized a non-operating
gain/(loss) from the change in fair value of derivative warrant liabilities of approximately $12.8 million and no change in fair value of the working capital loan in the accompanying statements of operations. For the six months ended June 30, 2022, the Company recognized a non-operating
gain/(loss) from the change in fair value of derivative warrant liabilities of approximately $25.4 million and a non-operating
gain/(loss) from the change in fair value of the working capital loan of $50,000 in the accompanying statements of operations.
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
The following table provides quantitative information regarding Level 3 fair value measurements input for Private
Placement
Warrants, and Working Capital Loan at their measurement dates:

	As of June 30, 2022	As of December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$9.89	$9.83
Volatility	1.5%	14.4%
Term (years)	5.45	5.62
Risk-free rate	2.97%	1.31%
Dividend yield	0.0%	0.0%
(Note: To determine the fair value of the Working Capital Loan, the Company relied on the inputs of the Private Placement Warrants, as the warrants that would be converted from the Working Capital Loan would be identical to the Private Placement Warrants.)

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the period from March 19, 2021 (inception) through June 30, 2022, is summarized as follows:

Derivative warrant liabilities at March 19, 2021 (inception)	$—
Issuance of Public and Private Placement Warrants	23,838,000
Transfer of Public Warrants out of Level 3	(14,697,000)
Change in fair value of derivative warrant liabilities	2,219,000
Derivative warrant liabilities at December 31, 2021	$11,360,000
Change in fair value of derivative warrant liabilities	(4,544,000)

Derivative warrant liabilities at March 31, 2022 (Unaudited)	6,816,000
Change in fair value of derivative warrant liabilities	(4,544,000)

Derivative warrant liabilities at June 30, 2022 (Unaudited)	$2,272,000

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the Working Capital Loan-related party, measured using Level 3 inputs, for the period from March 19, 2021 (inception) through June 30, 2022, is summarized as follows:

Fair value of Working Capital Loan - related party at March 19, 2021 (inception)	$—
Initial fair value of Working Capital Loan - related party	150,000
Change in fair value of Working Capital Loan - related party	50,000

Working Capital Loan - related party at December 31, 2021	200,000
Change in fair value of Working Capital Loan - related party	(50,000)

Working Capital Loan - related party at March 31, 2022 (Unaudited)	150,000
Change in fair value of Working Capital Loan - related party	—

Working Capital Loan - related party at June 30, 2022 (Unaudited)	$150,000

NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred up to the date condensed financial statements were issued. Based upon this review, except for as noted below, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the condensed financial statements.
On August 4, 2022, the Company consummated the private placement of 3,680,000 warrants at a price of $0.75 per warrant (the “New Warrants”), generating total proceeds of $2,760,000 (the “Private Placement”). The New Warrants were purchased by the Sponsor and are substantially similar to the warrants issued to the Sponsor at the time of the Company’s Initial Public Offering. The New Warrants have been issued pursuant to, and are governed by, the Warrant Agreement that the Company entered into at the time of the Initial Public Offering.
The proceeds received by the Company in connection with the issuance of the New Warrants have been deposited in the Trust Account. In accordance with the Company’s Amended and Restated Memorandum and Articles of Association, the Combination Period was extended by six months to February 17, 2023.

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
As of June 30, 2022, we had not yet commenced operations. All activity for the period from March 19, 2021 (inception) through June 30, 2022 relates to our formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. We will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
If we are unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering, or February 17, 2023, which is extendable at our Sponsor’s option up to 24 months as described above (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, net of taxes payable (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period.
Liquidity and Going Concern
As of June 30, 2022, we had approximately $1.5 million in our operating bank account and working capital of approximately $1.2 million.
Our liquidity needs through December 31, 2021 were satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of us in exchange for issuance of Founder Shares (as defined in Note 4), and the loan from the Sponsor of approximately $150,000 under the Note (as defined in Note 4), which was converted into a Working Capital Loan (as defined in Note 4) on August 17, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (see Note 4). As of June 30, 2022 and December 31, 2021, the fair value of the Working Capital Loan was $150,000 and $200,000, respectively.
In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 17, 2023. The condensed financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. Management plans to complete a business combination prior to the mandatory liquidation date.
Results of Operations
Our entire activity from March 19, 2021 (inception) through June 30, 2022, was in preparation for an Initial Public Offering. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest.
For the three months ended June 30, 2022, we had a net income of approximately $12.7 million, which consisted of a non-cash
gain of approximately $12.8 million for the change in fair value of derivative warrant liabilities, and approximately $309,000 of income from investments held in the Trust Account, partly offset by approximately $375,000 in general and administrative expenses, and $60,000 in administrative expenses-related party.
For the three months ended June 30, 2021, we had a loss of approximately $16,000, which consisted solely of general and administrative expenses.

For the six months ended June 30, 2022, we had a net income of approximately $25.1 million, which consisted of a non-cash
gain of approximately $25.4 million for the change in fair value of derivative warrant liabilities, a non-cash
gain of $50,000 for the change in fair value of Working Capital Loan—related party, and approximately $500,000 of income from investments held in the Trust Account, partly offset by approximately $757,000 in general and administrative expenses, and $120,000 in administrative expenses-related party.
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 27,600,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s condensed balance sheets as of June 30, 2022 and December 31, 2021.
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

Recent Accounting Pronouncements
In June 2022, the FASB issued ASU
2022-03,
ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for us in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. We are still evaluating the impact of this pronouncement on the condensed financial statements.
Our management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed financial statements.
Off-Balance
Sheet Arrangements
As of June 30, 2022, we did not have any
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2022.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.
Remediation of a Material Weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in fiscal year 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. Based on the actions taken, as well as the evaluation of the design of the new controls, we concluded that the controls were operating effectively as of June 30, 2022. As a result, management concluded that the material weakness was remediated as of June 30, 2022.

PART II. OTHER INFORMATION
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
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

KENSINGTON CAPITAL ACQUISITION CORP. V

Date: August 15, 2022	By:	/s/ Justin Mirro
	Name:	Justin Mirro
	Title:	Chief Executive Officer
(Principal Executive Officer)