Form 10-Q
period 2022-09-30
Kensington Capital Acquisition Corp. V
filed 2022-11-14
CIK 1865407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
of the Exchange Act).    Yes  ☒    No  ☐
As of November 14, 2022
, 27,600,000 Class A ordinary shares, par value $0.0001 per share, and 6,900,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

KENSINGTON CAPITAL ACQUISITION CORP. V

Quarterly Report on Form 10-Q

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and for the period from March 19, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and for the period from March 19, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from March 19, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	26

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
KENSINGTON CAPITAL ACQUISITION CORP. V
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$1,423,680	$2,014,340
Prepaid expenses	156,667	268,246

Total current assets	1,580,347	2,282,586
Investments held in Trust Account	280,575,914	276,057,333

Total Assets	$282,156,261	$278,339,919

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$7,324	$37,663
Accrued expenses	638,558	216,800

Total current liabilities	645,882	254,463
Working Capital Loan—related party	150,000	200,000
Deferred underwriting commissions in connection with the initial public offering	9,660,000	9,660,000
Derivative warrant liabilities	5,361,000	31,853,000

Total Liabilities	15,816,882	41,967,463
Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, 27,600,000 shares at redemption value of approximately $ 10.16 and $ 10.00 per share at September 30, 2022 and December 31, 2021, respectively	277,715,914	276,000,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 100,000,000 shares authorized; no non-redeemable shares issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 6,900,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	690	690
Additional paid-in capital	—	—
Accumulated deficit	(11,377,225)	(39,628,234)

Total shareholders’ deficit	(11,376,535)	(39,627,544)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$282,156,261	$278,339,919

The accompanying notes are an integral part of these unaudited condensed financial statements.

KENSINGTON CAPITAL ACQUISITION CORP. V
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30,		For The Nine Months Ended September 30, 2022	For The Period From March 19, 2021 (Inception) through September 30, 2021
	2022	2021

General and administrative expenses	$156,734	$104,269	$913,658	$138,376
Administrative expenses—related party	60,000	40,000	180,000	40,000

Loss from operations	(216,734)	(144,269)	(1,093,658)	(178,376)
Other income (expenses):
Change in fair value of derivative warrant liabilities	1,529,400	961,800	26,970,400	961,800
Change in fair value of Working Capital Loan—related party	—	—	50,000	—
Offering costs associated with derivative warrant liabilities	—	(889,172)	—	(889,172)
Income from investments held in Trust Account	1,258,734	30,820	1,758,581	30,820

Total other income	2,788,134	103,448	28,778,981	103,448

Net income (loss)	$2,571,400	$(40,821)	$27,685,323	$(74,928)

Weighted average shares outstanding of Class A ordinary share, basic and diluted	27,600,000	13,500,000	27,600,000	6,369,231

Basic and diluted net income (loss) per share, Class A ordinary share	$0.07	$(0.00)	$0.80	$(0.01)

Weighted average shares outstanding of Class B ordinary share, basic and diluted	6,900,000	6,440,217	6,900,000	5,869,231

Basic and diluted net income (loss) per share, Class B ordinary share	$0.07	$(0.00)	$0.80	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KENSINGTON CAPITAL ACQUISITION CORP. V
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For The Three and Nine Months Ended September 30, 2022

	Ordinary Shares				Additional Paid-in Capital		Total Shareholders’ Deficit
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance—December 31, 2021	—	$—	6,900,000	$690	$—	$(39,628,234)	$(39,627,544)
Net income	—	—	—	—	—	12,415,743	12,415,743

Balance—March 31, 2022	—	—	6,900,000	690	—	(27,212,491)	(27,211,801)
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(457,180)	(457,180)
Net income	—	—	—	—	—	12,698,180	12,698,180

Balance—June 30, 2022	—	—	6,900,000	690	—	(14,971,491)	(14,970,801)
Excess of cash received over fair value of private placement warrant	—	—	—	—	2,281,600	—	2,281,600
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	(2,281,600)	1,022,866	(1,258,734)
Net income	—	—	—	—	—	2,571,400	2,571,400

Balance—September 30, 2022	—	$—	6,900,000	$690	$—	$(11,377,225)	$(11,376,535)

For the Three Months Ended September 30, 2021 and For The Period From March 19, 2021 (Inception) Through September 30, 2021

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—March 19, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	6,900,000	690	24,310	—	25,000
Net loss	—	—	—	—	—	(18,572)	(18,572)

Balance—March 31, 2021	—	—	6,900,000	690	24,310	(18,572)	6,428
Net loss	—	—	—	—	—	(15,535)	(15,535)

Balance—June 30, 202 1	—	—	6,900,000	690	24,310	(34,107)	(9,107)
Remeasurement of Class A ordinary shares subject to possible redemption amount	—	—	—	—	(24,310)	(30,141,584)	(30,165,894)
Net loss	—	—	—	—	—	(40,821)	(40,821)

Balance—September 30, 2021	—	$—	6,900,000	$690	$—	$(30,216,512)	$(30,215,822)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KENSINGTON CAPITAL ACQUISITION CORP. V
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30, 2022	For The Period From March 19, 2021 (Inception) through September 30, 2021

Cash Flows from Operating Activities:
Net income (loss)	$27,685,323	$(74,928)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(26,970,400)	(961,800)
Change in fair value of Working Capital Loan—related party	(50,000)	—
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	—	25,000
Income from investments held in Trust Account	(1,758,581)	(30,820)
Offering costs associated with derivative warrant liabilities	—	889,172
Changes in operating assets and liabilities:
Prepaid expenses	111,579	(339,830)
Accounts payable	(30,339)	47,565
Accrued expenses	421,758	(30,132)

Net cash used in operating activities	(590,660)	(475,773)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(2,760,000)	(276,000,000)

Net cash used in investing activities	(2,760,000)	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from Working Capital Loan—related party	—	150,000
Proceeds received from initial public offering, gross	—	276,000,000
Proceeds received from private placement	2,760,000	8,520,000
Offering costs paid	—	(5,899,866)

Net cash provided by financing activities	2,760,000	278,770,134

Net change in cash	(590,660)	2,294,361
Cash—beginning of the period	2,014,340	—

Cash—end of the period	$1,423,680	$2,294,361

Supplemental disclosure of non-cash financing activities:
Offering costs included in accrued expenses	$—	$177,200
Deferred underwriting commissions in connection with the initial public offering		$9,660,000
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	$1,715,914	$—
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
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from March 19, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, its search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (the “Initial Private Placement” and together with the Additional Private Placement (as defined below), the “Private Placements”) of
 11,360,000
warrants (each, a “Private Placement Warrant” and collectively with the Additional Private Placement Warrants (as defined below), the “Private Placement Warrants”) at a price of
 $0.75
per Private Placement Warrant to the Sponsor, generating proceeds of approximately
$8.5
million (see Note 4).
Upon closing of the Initial Public Offering and the Initial Private Placement,

$276.0 million ($10.00
per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and of the Private Placement Warrants in the Initial Private Placement were placed in a trust account (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of
 185 days or less, or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
On August 4, 2022, the Company consummated the private placement (the “Additional Private Placement”) of
 3,680,000
warrants (each, an “Additional Private Placement Warrant” and collectively, the “Additional Private Placement Warrants”) at a price of
 $0.75
per Additional Private Placement Warrant, generating total proceeds of
 $2,760,000
.
The Additional Private Placement Warrants were purchased by the Sponsor and are substantially similar to the Private Placement Warrants issued to the Sponsor at the time of the Company’s Initial Public Offering. The Additional Private Placement Warrants have been issued pursuant to, and are governed by, the Warrant Agreement that the Company entered into at the time of the Initial Public Offering.
The proceeds received by the Company in connection with the issuance of the Additional Private Placement Warrants have been deposited in the Trust Account. In accordance with the Company’s amended and restated memorandum and articles of association (the “Memorandum and Articles”), the Combination Period (as defined below) was extended by six months to February 17, 2023.
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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
If a shareholder vote is not required by applicable law or stock exchange rule and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Memorandum and Articles, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange rule, or the Company decides to obtain shareholder approval for business or reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote any Founder Shares (as defined below in Note 4) and any Public Shares held by them in favor of a Business Combination.
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
The Company will have until 12 months from the closing of the Initial Public Offering to consummate the initial Business Combination. However, if the Company anticipates that it may not be able to consummate the initial Business Combination within 12 months, the Company may, by resolution of its board of directors at the option of the Sponsor, extend the period of time the Company will have to consummate an initial Business Combination up to two times, each by an additional 6 months (for a total of up to an additional 12 months from the closing of the Initial Public Offering), subject to the Sponsor purchasing additional Private Placement Warrants. The Company’s shareholders will not be entitled to vote on or redeem their shares in connection with any such extension. Pursuant to the terms of the Memorandum and Articles, in order to extend the period of time to consummate an initial Business Combination in such a manner, the Sponsor must purchase an additional
 3,680,000 Private Placement Warrants, at a

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

price of $0.75 per warrant, and deposit $0.10 per each Unit (for an aggregate of approximately $2.8 million), in proceeds into the Trust Account on or prior to the date of the applicable deadline, for each
6-month
extension. The Sponsor has the option to accelerate its purchase of one or both halves of the up to 7,360,000 Private Placement Warrants at any time following the closing of the Initial Public Offering and prior to the consummation of the initial Business Combination with the same effect of extending the time the Company will have to consummate an initial Business Combination by 6 or 12 months, as applicable. On August 4, 2022, the Company elected to extend the Combination Period by 6 months to February 17, 2023 (see Note 10).
If the Company is unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering, or February 17, 2023,
which is extendable at the Sponsor’s option for an additional six months as described above (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes, net of taxes payable (less up to
 $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period.
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
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.
Liquidity and Going Concern
As of September 30, 2022, the Company had approximately $1.4 million in its operating bank account and a working capital of approximately $0.9 million.
The Company’s liquidity needs through September 30, 2022 were satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company in exchange for issuance of Founder Shares (as defined in Note 4), and the loan from the Sponsor of approximately $150,000 under the Note (as defined in Note 4), which was converted into a Working Capital Loan (as defined in Note 4) on August 17, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Initial Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2022 and December 31, 2021, the fair value of the Working Capital Loan was
 $150,000 and $200,000, respectively (see Note 4).
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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation
S-X.
Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2022 and December 31, 2021.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.
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
at the end of each reporting period.
The 20,700,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 15,040,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC
815-40.
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
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it was also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount, which resulted in charges against additional paid-in

capital (to the extent available) and accumulated deficit
.
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
35,740,000
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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For The Three Months Ended September 30,						For The Period From March 19, 2021 (Inception) through September 30, 2021
	2022		2021		For The Nine Months Ended September 30, 2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$2,057,120	$514,280	$(27,637)	$(13,184)	$22,148,259	$5,537,065	$(38,995)	$(35,933)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	27,600,000	6,900,000	13,500,000	6,440,217	27,600,000	6,900,000	6,369,231	5,869,231

Basic and diluted net income (loss) per ordinary share	$0.07	$0.07	$(0.00)	$(0.00)	$0.80	$0.80	$(0.01)	$(0.01)

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
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 or 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021.
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
Private Placement Warrants
Simultaneously with the closing of the Initial Public Offering, the Company consummated the Initial Private Placement of
 11,360,000 Private Placement Warrants at a price of $0.75 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $8.5 million.
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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On August 4, 2022, the Company consummated the Additional Private Placement of
3,680,000
Additional Private Placement Warrants at a price of
 $0.75
per Additional Private Placement Warrant, generating total proceeds of
 $2,760,000
.
The Additional Private Placement Warrants were purchased by the Sponsor and are substantially similar to the Private Placement Warrants issued to the Sponsor at the time of the Company’s Initial Public Offering. The Additional Private Placement Warrants have been issued pursuant to, and are governed by, the Warrant Agreement that the Company entered into at the time of the Initial Public Offering.
The proceeds received by the Company in connection with the issuance of the Additional Private Placement Warrants have been deposited in the Trust Account. In accordance with the Memorandum and Articles, the Combination Period was extended by six months to February 17, 2023.
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
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans could be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $0.75 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Company has drawn $150,000 under the Note, which was converted into a Working Capital Loan. As of September 30, 2022 and December 31, 2021, fair value of this Working Capital Loan was $150,000 and $200,000, respectively, in the accompanying condensed balance sheets.
Service and Administrative Fees
On August 12, 2021, the Company entered into an agreement with DEHC LLC, an affiliate of the Company’s Chief Financial Officer, pursuant to which the Company agreed to pay for service and administrative fees of $20,000 per month for 18 months (upon completion of the initial Business Combination, any portion of the amounts due that have not yet been paid will accelerate). For the three months ended September 30, 2022 and 2021, the Company incurred $60,000 and $40,000, respectively, for such expenses, included as general and administrative expenses-related party on the statements of operations contained herein. For the nine months ended September 30, 2022 and for the period from March 19, 2021 (inception) through September 30, 2021, the Company incurred $180,000 and $40,000, respectively, for such expenses, included as general and administrative expenses-related party on the statements of operations contained herein. As of September 30, 2022 and December 31, 2021, the Company had no outstanding balance for services in connection with such agreement.
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
NOTE 6. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 27,600,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.
The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Fair value of Public Warrants at issuance	(15,318,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(14,883,816)
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption amount	30,201,816

Class A ordinary shares subject to possible redemption, December 31, 2021	276,000,000
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	457,180

Class A ordinary shares subject to possible redemption, June 30, 2022	276,457,180
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	1,258,734

Class A ordinary shares subject to possible redemption, September 30, 2022	$277,715,914

NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares
-The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
-The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 27,600,000 Class A ordinary shares issued and outstanding, which were all subject to possible redemption and have been classified as temporary equity (see Note 6).

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class
 B Ordinary Shares
-The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 6,900,000 Class B ordinary shares issued and outstanding, which amounts have been adjusted to reflect the share surrendered as discussed in Note 4.
Shareholders of record are entitled to one vote
for each share held on all matters to be voted on by shareholders; provided that, prior to the completion of the initial Business Combination, holders of the Class B ordinary shares will have the right to elect all of the Company’s directors and remove members of the Company’s board of directors for any reason. Prior to the completion of the initial Business Combination, only holders of the Class B ordinary shares will have the right to vote on the Company’s appointment of directors. Holders of the Public Shares will not be entitled to vote on the Company’s appointment of directors during such time. In addition, prior to the completion of the initial Business Combination, holders of a majority of the outstanding Class B ordinary shares may remove a member of the Company’s board of directors for any reason. These provisions of the Memorandum and Articles may only be amended by a resolution passed by at least two-thirds (2/3) of all holders (which must include a simple majority of the holders of Class B ordinary shares). With respect to any other matter submitted to a vote of the Company’s shareholders, including any vote in connection with the initial Business Combination, holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law.
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
NOTE 8. DERIVATIVE WARRANT LIABILITIES
As of September 30, 2022 and December 31, 2021, the Company has 20,700,000 Public Warrants and 15,040,000 Private Placement Warrants outstanding.
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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

September 30, 2022 Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-U.S. Treasury Securities (1)	$280,575,338	$—	$—
Liabilities:
Derivative warrant liabilities-Public Warrants	$3,105,000	$—	$—
Derivative warrant liabilities-Private Placement Warrants	$—	$—	$2,256,000
Working Capital Loan-related party	$—	$—	$150,000
(1) Excludes $576 of cash balance held within the Trust Account

December 31, 2021 Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-U.S. Treasury Securities (1)	$276,055,957	$—	$—
Liabilities:
Derivative warrant liabilities-Public Warrants	$20,493,000	$—	$—
Derivative warrant liabilities-Private Placement Warrants	$—	$—	$11,360,000
Working Capital Loan-related party	$—	$—	$200,000
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
For periods where no observable traded price is available, the fair value of the Public Warrants has been estimated using a Monte Carlo simulation. The estimated fair value of the Private Placement Warrants and Working Capital Loan is determined using Black-Scholes option pricing model. For the three months ended September 30, 2022 and 2021, the Company recognized a non-operating
gain/(loss) from the change in fair value of derivative warrant liabilities of approximately $1.5 million and $1.0 million, respectively, and no change in fair value of the working capital loan in the accompanying statements of operations. For the nine months ended September 30, 2022 and 2021, the Company recognized a non-operating
gain/(loss) from the change in fair value of derivative warrant liabilities of approximately $27.0 million and $1.0 million, respectively, and a non-operating
gain/(loss) from the change in fair value of the working capital loan of $50,000 in the accompanying statements of operations.
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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements input for Private Placement Warrants, and Working Capital Loan at their measurement dates:

	As of September 30, 2022	As of December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$9.97	$9.83
Volatility	4.3%	14.4%
Term (years)	5.38	5.62
Risk-free rate	3.96%	1.31%
Dividend yield	0.0%	0.0%
(Note: To determine the fair value of the Working Capital Loan, the Company relied on the inputs of the Private Placement Warrants, as the warrants that would be converted from the Working Capital Loan would be identical to the Private Placement Warrants.)
The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the period from March 19, 2021 (inception) through September 30, 2022, is summarized as follows:

Derivative warrant liabilities at March 19, 2021 (inception)	$—
Issuance of Public and Private Warrants	23,838,000
Transfer of Public Warrants out of Level 3	(14,697,000)
Change in fair value of derivative warrant liabilities	2,219,000

Derivative warrant liabilities at December 31, 2021	11,360,000
Change in fair value of derivative warrant liabilities	(4,544,000)

Derivative warrant liabilities at March 31, 2022 (Unaudited)	6,816,000
Change in fair value of derivative warrant liabilities	(4,544,000)

Derivative warrant liabilities at June 30, 2022 (Unaudited)	2,272,000
Issuance of Private Warrants	478,400
Change in fair value of derivative warrant liabilities	(494,400)

Derivative warrant liabilities at September 30, 2022 (Unaudited)	$2,256,000

The change in the fair value of the Working Capital Loan-related party, measured using Level 3 inputs, for the period from March 19, 2021 (inception) through September 30, 2022, is summarized as follows:

Fair value of Working Capital Loan—related party at March 19, 2021 (inception)	$—
Initial fair value of Working Capital Loan—related party	150,000
Change in fair value of Working Capital Loan—related party	50,000

Working Capital Loan—related party at December 31, 2021	200,000
Change in fair value of Working Capital Loan—related party	(50,000)

Working Capital Loan—related party at March 31, 2022 (Unaudited)	150,000
Change in fair value of Working Capital Loan—related party	—

Working Capital Loan—related party at June 30, 2022 (Unaudited)	150,000
Change in fair value of Working Capital Loan—related party	—

Working Capital Loan—related party at September 30, 2022 (Unaudited)	$150,000

NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the unaudited condensed financial statements.

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

As of September 30, 2022, we had not yet commenced operations. All activity for the period from March 19, 2021 (inception) through September 30, 2022 relates to our formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (the “Initial Private Placement” and together with the Additional Private Placement (as defined below), the “Private Placements”) of 11,360,000 warrants (each, a “Private Placement Warrant” and collectively with the Additional Private Placement Warrants (as defined below), the “Private Placement Warrants”) at a price of $0.75 per Private Placement Warrant to our Sponsor, generating proceeds of approximately $8.5 million.

Upon closing of the Initial Public Offering and the Initial Private Placement, $276.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and of the Private Placement Warrants in the Initial Private Placement were placed in a trust account (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

On August 4, 2022, we consummated the Additional Private Placement of 3,680,000 Additional Private Placement Warrants at a price of $0.75 per Additional Private Placement Warrant, generating total proceeds of $2,760,000. The Additional Private Placement Warrants were purchased by the Sponsor and are substantially similar to the Private Placement Warrants issued to the Sponsor at the time of the Initial Public Offering. The Additional Private Placement Warrants have been issued pursuant to, and are governed by, the Warrant Agreement that we entered into at the time of the Initial Public Offering.

The proceeds received by us in connection with the issuance of the Additional Private Placement Warrants have been deposited in the Trust Account. In accordance with the Memorandum and Articles, the Combination Period was extended by six months to February 17, 2023.

Our management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

If we are unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering, or February 17, 2023, which is extendable at our Sponsor’s option for an additional six months as described above (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, net of taxes payable (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period.

Liquidity and Going Concern

As of September 30, 2022, we had approximately $1.4 million in our operating bank account and working capital of approximately $0.9 million.

Our liquidity needs through December 31, 2021 were satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of us in exchange for issuance of Founder Shares (as defined in Note 4), and the loan from the Sponsor of approximately $150,000 under the Note (as defined in Note 4), which was converted into a Working Capital Loan (as defined in Note 4) on August 17, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (see Note 4). As of September 30, 2022 and December 31, 2021, the fair value of the Working Capital Loan was $150,000 and $200,000, respectively.

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

Results of Operations

Our entire activity from March 19, 2021 (inception) through September 30, 2022, was in preparation for an Initial Public Offering. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended September 30, 2022, we had a net income of approximately $2,571,000, which consisted of a non-cash gain of approximately $1,529,000 for the change in fair value of derivative warrant liabilities, and approximately $1,259,000 of income from investments held in the Trust Account, partly offset by approximately $157,000 in general and administrative expenses, and $60,000 in administrative expenses-related party.

For the three months ended September 30, 2021, we had a net loss of approximately $41,000, which consisted of approximately $104,000 in general and administrative expenses, $40,000 in administrative expenses—related party, approximately $889,000 in offering costs associated with derivative warrant liabilities, offset by a non-cash loss of approximately $962,000 for the change in fair value of derivative warrant liabilities, approximately $31,000 of income from investments held in the Trust Account.

For the nine months ended September 30, 2022, we had a net income of approximately $27,685,000, which consisted of a non-cash gain of approximately $26,970,000 for the change in fair value of derivative warrant liabilities, $50,000 in change in fair value of Working Capital Loan – related party and approximately $1,759,000 of income from investments held in the Trust Account, partly offset by approximately $914,000 in general and administrative expenses, and $180,000 in administrative expenses-related party.

For the nine months ended September 30, 2021, we had a net loss of approximately $75,000, which consisted of approximately $138,000 in general and administrative expenses, $40,000 in administrative expenses—related party, approximately $889,000 in offering costs associated with derivative warrant liabilities, offset by a non-cash loss of approximately $962,000 for the change in fair value of derivative warrant liabilities, approximately $31,000 of income from investments held in the Trust Account.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 27,600,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s condensed balance sheets as of September 30, 2022 and December 31, 2021.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it was also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 35,740,000 Class A ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. The Company has considered the effect of Class B ordinary shares that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company has included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Remeasurement of the redeemable Class A ordinary shares is excluded from net loss per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

KENSINGTON CAPITAL ACQUISITION CORP. V

Date: November 14, 2022	By:	/s/ Justin Mirro
	Name:	Justin Mirro
	Title:	Chief Executive Officer
(Principal Executive Officer)