Form 10-K
period 2022-12-31
Kensington Capital Acquisition Corp. V
filed 2023-04-03
CIK 1865407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).  Yes    ☒    No  ☐

Auditor PCAOB ID Number: 688	Auditor Name: Marcum LLP	Auditor Location: Houston, TX
At June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, was approximately $272,964,000 based on the last reported sales price of $9.89 on the New York Stock Exchange.
As of December 31, 2022, 27,600,000 Class A ordinary shares and 6,900,000 Class B ordinary shares were issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our being a company with no operating history and no revenues;

•	our ability to select an appropriate target business or businesses in the industrials sector;

•	our ability to complete our initial business combination;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses in the industrials sector;

•	risks associated with acquiring an operating company or business in the industrials sector;

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

•

“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering and in the private placements consummated on August 4, 2022 and February 15, 2023;

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

•	“sponsor” are to Kensington Capital Sponsor V LLC, a Delaware limited liability company and an affiliate of Justin Mirro;

•	“trust account” means the trust account that holds a portion of the proceeds of our initial public offering and the sale of the private placement warrants;

•	“units” are to the units sold in our initial public offering; and

•	“warrants” are to our warrants, which includes the public warrants as well as the private placement warrants.

SUMMARY OF RISK FACTORS

The following is a summary of risks, uncertainties and other factors related to our Company. You should carefully consider all of the risk factors presented in “Item 1A. Risk Factors” and all other information contained in this Report including the financial statements.

•	We are a company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

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

Simultaneously with the closing of the initial public offering, the Company consummated a private placement of 11,360,000 private placement warrants at a price of $0.75 per private placement warrant to the sponsor and certain funds and accounts managed by subsidiaries of the direct anchor investors, generating gross proceeds of $8,520,000.

Following the closing of the initial public offering on August 17, 2021, an amount of $276,000,000 ($10.00 per unit) from the net proceeds of the sale of the units in the initial public offering and the sale of the private placement warrants was placed in the trust account.

On each of August 4, 2022 and February 15, 2023, the Company consummated an additional private placement of 3,680,000 private placement warrants at a price of $0.75 per additional private placement warrant, generating total proceeds of an aggregate of $5,520,000. The additional private placement warrants were purchased by the sponsor and are substantially similar to the private placement warrants issued to the sponsor at the time of the Company’s initial public offering. The additional private placement warrants have been issued pursuant to, and are governed by, the warrant agreement that the Company entered into at the time of the initial public offering.

The proceeds received by the Company in connection with the issuance of the additional private placement warrants have been deposited in the trust account. In accordance with the Company’s amended and restated memorandum and articles of association, the Combination Period (as defined below) was extended by 12 months in the aggregate to August 17, 2023.

Our Class A ordinary shares, units and warrants are each traded on The New York Stock Exchange (the “NYSE”), under the symbols “KCGI,” “KCGI.U” and “KCGI WS,” respectively. Our units began trading on the NYSE on August 13, 2021, and our Class A ordinary shares and warrants began trading on the NYSE on October 4, 2021.

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

•	Established management teams. We will seek businesses that have established, competent management teams that can benefit from our team’s experience and networks;

•	Consolidation opportunities. We will seek businesses that could serve as a solid foundation for industry consolidations and roll-ups;

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

Initial Business Combination

Our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount). The requirement that the target business or businesses together have an aggregate fair market value equal to at least 80% of the assets held in the trust account is set forth in our amended and restated memorandum and articles of association, and will continue to apply to us even if our securities are no longer listed on the NYSE. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own or acquire shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons. However, we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target, or issue a substantial number of new shares to third-parties in connection with financing our initial business combination. In such cases, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the outstanding equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired by us is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable. In addition, we agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following August 17, 2026, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period.

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

Redemption Rights for Public Shareholders Upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, calculated as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, net of taxes payable, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account, as of December 31, 2022, was approximately $10.26 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There are no redemption rights upon the completion of our initial business combination with respect to our warrants. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

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

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. Our sponsor, officers and directors will count toward this quorum and agreed to vote any founder shares and any public shares held by them in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding ordinary shares voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to their founder shares, we would need 9,000,001, or 37.5% (assuming all outstanding shares are voted), or 1,500,001, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 27,600,000 public shares to be voted in favor of a transaction in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our sponsor, officers and directors, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem its public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

If our initial proposed business combination is not completed, we may continue to try to complete a different business combination until August 17, 2023, or during any extended time that we have to consummate a business combination beyond 24 months as a result of a shareholder vote to amend our amended and restated memorandum and articles of association (an “Extension Period”).

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

Our sponsor, officers, and directors agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not completed our initial business combination by August 17, 2023 or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August 17, 2023, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination, and instead may search for an alternate business combination.

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

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to us, or by a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our Company. We have not asked our sponsor to reserve for such indemnification obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per public share in connection with any redemption of your public shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

We are required to evaluate our internal control procedures for the fiscal year ended December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirements on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by August 17, 2023. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

At the time of our initial public offering, our sponsor, officers and directors agreed that we must complete our initial business combination by August 17, 2022. This time period has been extended at our sponsor’s option by 12 months in the aggregate to August 17, 2023. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period or during any Extension Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, net of taxes payable (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors in this section.

If we are unable to complete an initial business combination within the 24-month period, we may seek an amendment to our amended and restated memorandum and articles of association to extend the period of time we have to complete an initial business combination beyond 24 months. Our amended and restated memorandum and articles of association require that such an amendment be approved by a special resolution.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing coronavirus (COVID-19) outbreak and other events and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The COVID-19 outbreak has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) that could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we seek to consummate, or consummate, a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target Company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

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

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until at least August 17, 2023, we may be unable to complete our initial business combination, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the trust account may not be sufficient to allow us to operate until at least August 17, 2023 , assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until August 17, 2023 ; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share upon our liquidation.

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

As of December 31, 2022, we held $1,235,676 outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate, or we may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to, or invest in, us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $2,000,000 of such loans may be convertible into warrants, at a price of $0.75 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to us, or by a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our Company. We have not asked our sponsor to reserve for such indemnification obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per public share in connection with any redemption of your public shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

On March 30, 2022, the SEC issued proposed rules (the “2022 Proposed Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies could become subject to regulation under the Investment Company Act. The 2022 Proposed Rules, if adopted, whether in the form proposed or in revised form, and certain positions and legal conclusions expressed by the SEC in connection with the 2022 Proposed Rules may materially adversely affect our ability to negotiate and complete our business combination and may increase the costs and time related thereto.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC (which may be impractical and would require significant changes in, among other things, our capital structure);

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

The 2022 Proposed Rule under the Investment Company Act would provide a safe harbor for special purpose acquisition companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a special purpose acquisition company’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require a special purpose acquisition vehicle to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the SPAC’s registration statement for its initial public offering. The special purpose acquisition company would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. Although the 2022 Proposed Rules, including the proposed safe harbor rule, have not yet been adopted, there is substantial uncertainty regarding the applicability of the Investment Company Act to a special purpose acquisition company that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule or otherwise falls outside of the other provisions of the safe harbor.

We do not believe that our principal activities currently make us an investment company under the Investment Company Act. The proceeds held in the trust account have only been invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our results are not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August 17, 2023 or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity; and (iii) absent a business combination, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. Shareholders who do not exercise their rights to the funds in connection with an amendment to our amended and restated memorandum and articles of association would still have rights to the funds in connection with a subsequent business combination. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. Although the 2022 Proposed Rules, including the proposed safe harbor rule, have not yet been adopted, and one or more elements of the 2022 Proposed Rules, including the proposed safe harbor rule, may not be adopted or may be adopted in a revised form, we do not have an agreement in place with a target for a business combination. Accordingly, we may not be able to complete our business combination by August 17, 2023. If the 2022 Proposed Rules are adopted as proposed or in similar form, therefore, we may fall outside of the proposed safe harbor and the SEC could deem us to be subject to regulation as an investment company for purposes of the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination by August 17, 2023, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares.

If we have not completed our initial business combination within the allotted time period, our public shareholders may be forced to wait beyond such allotted time period before redemption from our trust account.

If we have not completed our initial business combination by August 17, 2023 or during any Extension Period, we will distribute the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, net of taxes payable (less up to $100,000 of interest to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the allotted time period before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we have not completed our initial business combination within the required time period and do not amend certain provisions of our amended and restated memorandum and articles of association prior thereto.

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

Our amended and restated memorandum and articles of association authorize the issuance of up to 100,000,000 Class A ordinary shares, par value $0.0001 per share, 10,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. As of December 31, 2022, there were 72,400,000 and 3,100,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount does not take into account the Class A ordinary shares reserved for issuance upon exercise of any outstanding warrants or the Class A ordinary shares issuable upon conversion of Class B ordinary shares. There are no preference shares issued and outstanding. Class B ordinary shares are convertible into our Class A ordinary shares initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination.

We may issue a substantial number of additional ordinary or preference shares to complete our initial business combination (including pursuant to a specified future issuance) or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares to redeem the warrants as described herein or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional securities that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated memorandum and articles of association. The restriction on issuing additional shares described in the prior sentence will expire upon consummation of our initial business combination. The issuance of additional ordinary or preference shares:

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

Our sponsor owns 6,900,000 founder shares. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor has purchased an aggregate of 18,720,000 private placement warrants, each exercisable for one Class A ordinary share at $11.50 per share, subject to adjustment, for a purchase price of approximately $14,040,000, that will also be worthless if we do not complete our initial business combination within the allocated time period. Our sponsor, officers and directors agreed to vote any founder shares and any public shares held by them in favor of our initial business combination. Our sponsor, officers and directors agreed not to redeem any founder shares in connection with a shareholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director, although they are under no obligation to advance funds to, or invest in, us. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the deadline for completing our initial business combination nears.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

Some other blank check companies have a provision in their charter or memorandum and articles of association which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the Company’s shareholders. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the Company’s public shares. Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the sale of the private placement warrants into the trust account and not release such amounts except in specified circumstances, and provide redemption rights to public shareholders as described herein) may be amended if approved by a special resolution thereon adopted by the affirmative vote of at least a two-thirds (2/3) majority, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders if at least 65% of our outstanding ordinary shares entitled to vote thereon; provided that amendments relating to the appointment or removal of directors prior to our initial business combination require a resolution passed by the holders of a majority of our Class B ordinary shares. We may not issue additional securities that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated memorandum and articles of association. The restriction on issuing additional securities described in the prior sentence will expire upon consummation of our initial business combination. Our initial shareholders, who will collectively beneficially own at least 20.0% of our ordinary shares upon the closing of our initial public offering, may participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which will govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

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

Our initial shareholders own shares representing 20.0% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our initial shareholders purchase any units in our initial public offering or if our initial shareholders purchase any additional ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. Our sponsor also exercised the ability to extend the time we will have to consummate an initial business combination by an additional 12 months. In addition, prior to the completion of our initial business combination, only holders of the Class B ordinary shares have the right to vote on the appointment of directors and holders of a majority of the outstanding Class B ordinary shares may remove members of our board of directors for any reason.

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

We issued warrants to purchase 20,700,000 Class A ordinary as part of the units sold in our initial public offering and, simultaneously with the closing of our initial public offering, we issued private placement warrants to purchase an aggregate of 11,360,000 Class A ordinary shares at $11.50 per share, as part of the private placement warrants. Our initial shareholders currently own an aggregate of 6,900,000 founder shares. The founder shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our sponsor makes any working capital loans, up to $2,000,000 of such loans may be convertible into warrants, at a price of $0.75 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Additionally, in connection with the sponsor exercising the right to extend the time the Company will have to consummate its business combination, we issued an additional 7,360,000 private placement warrants.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Report. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Our sponsor and officers and directors are, and in the future expect to become, affiliated with other entities (such as operating companies or investment vehicles) that are engaged in a similar business.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities including those to which they then owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. Any such entities may access business combination opportunities ahead of us. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Any other special purpose acquisition company may also have terms that are the same or different than our terms, including terms that are more favorable to its investors and/or potential target businesses.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (a) the completion of our initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August 17, 2023 or (ii) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity and (c) the redemption of our public shares if we have not completed our initial business combination by August 17, 2023 , subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

Pursuant to the warrant agreement, we agreed that as soon as practicable, but in no event later than 20 business days, after the closing of our initial business combination, we will use our commercially reasonable efforts to file, and within 60 business days following our initial business combination to have declared effective, a post-effective amendment to the registration statement of which this Report forms a part or a new registration statement under the Securities Act covering the issuance of such shares and maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis in accordance with the terms of the warrant agreement. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units.

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

We have issued 20,700,000 public warrants as part of the units in our initial public offering. We have also issued, simultaneously with the closing of our initial public offering, 11,360,000 private placement warrants and, in connection with our sponsor exercising its option to extend the period of time we will have to complete an initial business combination, an additional 7,360,000 private placement warrants. We account for the warrants underlying the units offered by this Report as a warrant liability. At each reporting period (1) the accounting treatment of the warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A ordinary shares. In addition, potential targets may seek a special purpose acquisition company (“SPAC”) that does not have warrants that are accounted for as a liability, which may make it more difficult for us to consummate an initial business combination with a target business.

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

General Risk Factors

We are a company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team and their respective affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with our management team and their respective affiliates, including Kensington Capital Acquisition Corp. (“Kensington SPAC I”), Kensington Capital Acquisition Corp. II (“Kensington SPAC II”) and Kensington Capital Acquisition Corp. IV (“Kensington SPAC IV”), is presented for informational purposes only. Past performance by our management team and their respective affiliates, including with respect to Kensington SPAC I, Kensington SPAC II and Kensington SPAC IV is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical record of our management team’s and their respective affiliates’ performance, including with respect to Kensington SPAC I, Kensington SPAC II and Kensington SPAC IV, as indicative of our future performance of an investment in us or the returns we will, or are likely to, generate going forward. In addition, an investment in us is not an investment in any other entities affiliated with our management team. Furthermore, our sponsor was formed for the sole purpose of holding securities of our Company with no operational or historical record.

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

On March 21, 2023, there was one holder of record of our units, one holder of record of our Class A ordinary shares, one holder of record of our Class B ordinary shares and one holder of record of our warrants.

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

On each of August 4, 2022 and February 15, 2023, the Company consummated an additional private placement of 3,680,000 private placement warrants at a price of $0.75 per additional private placement warrant, generating total proceeds of an aggregate of $5,520,000. The additional private placement warrants were purchased by the sponsor and are substantially similar to the private placement warrants issued to the sponsor at the time of the Company’s initial public offering. The additional private placement warrants have been issued pursuant to, and are governed by, the warrant agreement that the Company entered into at the time of the initial public offering.

The proceeds received by the Company in connection with the issuance of the additional private placement warrants have been deposited in the trust account. In accordance with the Company’s amended and restated memorandum and articles of association, the Combination Period (as defined below) was extended by 12 months in the aggregate to August 17, 2023.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

As of December 31, 2022, we had not yet commenced operations. All activity for the period from March 19, 2021 (inception) through December 31, 2022 relates to our formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (the “Initial Private Placement” and together with the Additional Private Placements (as defined below), the “Private Placements”) of 11,360,000 warrants (each, a “Private Placement Warrant” and collectively with the Additional Private Placement Warrants (as defined below), the “Private Placement Warrants”) at a price of $0.75 per Private Placement Warrant to our Sponsor, generating proceeds of approximately $8.5 million.

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

On each of August 4, 2022 and February 15, 2023, we consummated a private placement (each, an “Additional Private Placement” and collectively, the “Additional Private Placements”) of 3,680,000 warrants (each, an “Additional Private Placement Warrant” and collectively, the “Additional Private Placement Warrants”) at a price of $0.75 per Additional Private Placement Warrant, generating total proceeds of an aggregate of $5,520,000. The Additional Private Placement Warrants were purchased by the Sponsor and are substantially similar to the Private Placement Warrants issued to the Sponsor at the time of the Initial Public Offering. The Additional Private Placement Warrants have been issued pursuant to, and are governed by, the Warrant Agreement that we entered into at the time of the Initial Public Offering.

The proceeds received by us in connection with the issuance of the Additional Private Placement Warrants have been deposited in the Trust Account. In accordance with our amended and restated memorandum and articles of association (the “Memorandum and Articles”), the Combination Period (as defined below) was extended by 12 months in the aggregate to August 17, 2023. Our management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

If we are unable to complete a Business Combination by August 17, 2023 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, net of taxes payable (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period.

Liquidity and Going Concern

As of December 31, 2022, we had approximately $1.2 million in our operating bank account and working capital of approximately $0.7 million.

Our liquidity needs through December 31, 2022 were satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of us in exchange for issuance of Founder Shares (as defined in Note 4), and the loan from the Sponsor of approximately $150,000 under the Note (as defined in Note 4), which was converted into a Working Capital Loan (as defined in Note 4) on August 17, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Initial Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working

Capital Loans (see Note 4). As of December 31, 2022 and 2021, there was $150,000 and $200,000 outstanding under the Working Capital Loan, respectively.

Based upon the analysis above, management has determined that the Company does not have sufficient liquidity to meet its anticipated obligations for at least twelve months after the financial statements are available to be issued, as such, the events and circumstances raise substantial doubt about the Company’s ability to continue as a going concern. In connection with our assessment of going concern considerations in accordance with the ASC 205-40, the Company has until August 17, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern.

Results of Operations

Our entire activity from March 19, 2021 (inception) through December 31, 2022, was in preparation for the Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the year ended December 31, 2022, we had a net income of approximately $29.2 million, which consisted of a non-cash gain of approximately $26.3 million for the change in fair value of derivative warrant liabilities, $50,000 in change in fair value of Working Capital Loan—related party and approximately $4.2 million of income from investments held in the Trust Account, partly offset by approximately $1.1 million in general and administrative expenses, and $240,000 in administrative expenses-related party.

For the period from March 19, 2021 (inception) through December 31, 2021, we had a net loss of approximately $9.5 million, which consisted of approximately $454,000 in general and administrative expenses, $100,000 in administrative expenses-related party, approximately $889,000 in offering costs associated with derivative warrant liabilities, and $50,000 in change in fair value of working capital loan—related party, a non-cash loss of approximately $8.0 million for the change in fair value of derivative warrant liabilities, offset by approximately $57,000 of income from investments held in the Trust Account.

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

Service and Administrative Fees

On August 12, 2021, we entered into an agreement with DEHC LLC, an affiliate the Company’s Chief Financial Officer, pursuant to which we agreed to pay for service and administrative fees of $20,000 per month for 18 months (upon completion of the initial Business Combination, any portion of the amounts due that have not yet been paid will accelerate). For the year ended December 31, 2022 and for the period from March 19, 2021 (inception) through December 31, 2021, we incurred $240,000 and $100,000 for such expenses, respectively, included as general and administrative expenses-related party on the statement of operations contained herein. As of December 31, 2022 and 2021, we had paid in full for such services.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 27,600,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s balance sheets as of December 31, 2022 and 2021.

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period.

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

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for us in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. We are still evaluating the impact of this pronouncement on the financial statements.

Our management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the year ended December 31, 2022, as such term is defined in Rules 13a-15(e)

and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this Report, our disclosure controls and procedures were effective as of December 31, 2022.

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

Management’s Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Justin Mirro	54	Chairman and Chief Executive Officer
John Arney	55	Vice Chairman and President
Daniel Huber	47	Chief Financial Officer
Peter Goode	66	Chief Technology Officer
Julian Ameler	37	Head of Business Development
Anders Pettersson	63	Director
Mitchell Quain	71	Director
Mark Robertshaw	54	Director
Nickolas Vande Steeg	79	Director
William E. Kassling	79	Director

The experience of our directors and executive officers is as follows:

Justin Mirro serves as our Chairman and Chief Executive Officer. Mr. Mirro has over 25 years of operating, M&A and financing experience in the automotive and automotive-related sector. He began his career at General Motors Company as a Tool and Die Manufacturing Engineer, with successive positions at Car and Driver Magazine, Toyota Motor Corporation and Itochu International Inc. prior to transitioning to automotive investment banking at Schroder & Co. Inc. / Salomon Smith Barney, Inc. / ABN Amro Inc. in 1996. In 1999, Mr. Mirro formed Kensington Capital Partners, LLC, where he has served as President since 2015, to invest in automotive and automotive-related sector businesses. In 2005, Mr. Mirro transitioned to Jefferies & Company, Inc. as Head of Automotive Investment Banking, and later served as the Head of Automotive Investment Banking at Moelis & Company, LLC (“Moelis”) and RBC Capital Markets, LLC (“RBC Capital Markets”) from 2008 to 2011 and 2011 to 2014, respectively. In his role, Mr. Mirro played a key role in leading and executing all aspects of capital raising, M&A and restructurings, and has advised on over 70 transactions totaling more than $60 billion of value for OEMs, supplier and automotive-related industries. From 2016 to 2019, Mr. Mirro served as Chairman of the board of directors and audit committee of Pure Power Technologies, Inc. (“Pure Power”), one of the largest aftermarket suppliers of diesel fuel injectors, which was later sold to Stanadyne LLC. In his role, Mr. Mirro focused on deal sourcing, structuring, capital raising, executive recruitment and the eventual sale process. Mr. Mirro served as the Chairman and Chief Executive Officer of Kensington Capital Acquisition Corp. (“Kensington SPAC I”) from April 2020 until it consummated its business combination with QuantumScape Corp. (“QuantumScape”) in November 2020. Mr. Mirro served as the Chairman and Chief Executive Officer of Kensington Capital Acquisition Corp. II (“Kensington SPAC II”) from January 2021 until it consummated its business combination with Wallbox N.V. in October 2021. Mr. Mirro served as the Chairman and Chief Executive Officer of Kensington Capital Acquisition Corp. IV (“Kensington SPAC IV”) from March 2021 until it consummated its initial business combination with Amprius Technologies, Inc. (“Amprius”) in September 2022, and currently serves as a director of Amprius. Mr. Mirro has served on the board of QuantumScape from 2020 through April 2022, Cooper-Standard Holdings Inc. from 2015 through May 2022, and Transtar Industries, Inc., from 2017 through January 2021. We believe Mr. Mirro is well qualified to serve on our board of directors based on his extensive experience in financing in the automotive and automotive-related sector.

John Arney serves as our Vice Chairman and President. Mr. Arney has over 30 years of experience sourcing, evaluating, acquiring, owning, operating and financing businesses in the industrial, automotive, energy, business services and digital sectors. Mr. Arney began his career at Price Waterhouse in 1990 where as a

Manager, he advised industrial and private equity businesses on their acquisitions. In 1996 he moved to 3i plc as a private equity investor and in 1998 joined Chase Capital Partners (which became JP Morgan Partners), where he was an Investment Director leading investments across Europe. In 2002 Mr. Arney joined European mid-market buy-out specialist Candover Partners where he was a Managing Director. In 2011 he led a management buy-out of the business to form Arle Capital Partners which managed three mid-market private equity funds through to realisation before Arle was sold in 2017. Mr. Arney founded industrial holding company The Smithfield Group in 2014. Over his career Mr Arney has led complex carve-outs, buyouts and acquisitions of companies headquartered in North America and Europe with global operations. Mr. Arney was a board director of Parques Reunidos and has served on a variety of industrial company boards including Pure Power, Innovia, Thule Group AB (“Thule”), Vetco International and Aibel and is a founder and board member of both Pure Lifting Group, which he chairs, and Pure Safety Group, and is a board member of the leading U.S. onshore completions provider, GR Energy Services. We believe Mr. Arney is well qualified to serve on our board of directors based on his extensive business experience in the industrial, automotive and other sectors.

Daniel Huber serves as our Chief Financial Officer. Mr. Huber has over 20 years of experience in investment banking, consulting, business development and operational management across a wide range of industries. Mr. Huber began his career as a Lieutenant in the United States Navy as a Surface Warfare (Nuclear) officer. While in the Navy, Mr. Huber led multiple divisions of sailors during complex missions and operations on U.S. warships in support of Operation Enduring Freedom and Operation Iraqi Freedom. Following his service, Mr. Huber was a manager in the public services consulting group of BearingPoint Inc. managing projects and engagements within the Department of State. From 2009 to 2018, Mr. Huber worked across several investment banks within the automotive and automotive-related investment banking industry, specifically at Moelis from 2009 to 2011, RBC Capital Markets from 2011 to 2014, Sterne Agee CRT (part of CRT Capital Group LLC) from 2015 to 2016 and PI Capital International LLC from 2016 to 2018. Mr. Huber has also served as the managing member of DEHC LLC since 2014. Mr. Huber served as Director of Corporate Development and M&A at Conduent, Inc. from 2018 until 2020 leading all aspects of deal execution across multiple industry verticals including the preparation and presentation of materials to senior executives outlining the strategic rationale of potential transactions. Mr. Huber served as the Chief Financial Officer and Secretary of Kensington SPAC I from April 2020 until it consummated its business combination in November 2020. Mr. Huber served as the Chief Financial Officer and Secretary of Kensington SPAC II from January 2021 until it consummated its business combination in October 2021. Mr. Huber served as the Chief Financial Officer of Kensington SPAC IV from March 2021 until it consummated its business combination in September 2022. Mr. Huber’s transaction experience includes public and private transactions across a variety of end markets, with a focus on automotive and automotive-related businesses.

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

Julian Ameler serves as our Head of Business Development. Mr. Ameler has over 12 years of experience in investment banking, corporate finance and private equity across a wide range of industries. Mr. Ameler began his career in investment banking at UBS in Frankfurt and London, advising clients on buy- and sell-side M&A transactions, IPOs, capital raisings and restructurings in industrials and other sectors. In 2012, Mr. Ameler transitioned into Private Equity and joined Arle Capital Partners, a London based firm specialized in mid-market buyouts and growth capital in Europe, North America and Australia, where he first worked with John Arney. After working at Arle, Mr. Ameler joined John Arney in founding The Smithfield Group and became a partner of Smithfield in 2022. During his time at Arle and Smithfield, Mr. Ameler was deeply involved in private equity investing including supervision and management of portfolio companies, refinancings, restructurings, strategy, deal-sourcing, due diligence, fund raising, acquisitions and divestments and played instrumental roles in the buyouts of Innovia Group, Pure Power, Pure Safety Group and Pure Lifting Group. Mr. Ameler currently sits on the board of several private companies, including Pure Lifting Group and Pure Safety Group, where he also is the Chairman of the Audit & Risk Committee.

Anders Pettersson, who serves as one of our directors, is the former Chief Executive Officer of Thule, a leading automotive aftermarket company. Under Mr. Pettersson’s leadership, he transformed Thule from an automotive aftermarket accessories business into a lifestyle consumer brand company. Mr. Pettersson brings over 30 years of experience in sourcing, evaluating and acquiring automotive businesses around the world. Mr. Pettersson has served as Chairman of Brink Group B.V., a leading towing hitch business in Europe, since 2014, as a director at KlaraBo Sverige AB since 2014, as Chairman at Skabholmen Invest AB since 2009, as a director at PS Enterprise AB since 2005, and as a director at Aston Harald Mekaniska Verkstad AB since 2020. As noted above, Mr. Pettersson served as Chief Executive Officer of Thule from 2002 to 2010, where he oversaw international expansion through the strategic acquisitions of Konig, Omnistor, Case Logic, TrackRac and Sportrack. Mr. Pettersson has also served as Chief Executive Officer of Hilding Anders AB from 2011 to 2014 and Capital Safety Group Inc. from 2010 to 2012, and previously held executive and managerial positions with AkzoNobel N.V. and Trelleborg AB. Mr. Pettersson served as a director of ZetaDisplay AB from 2014 to 2022, a director of Pure Safety Group from 2010 to 2020, a director of Pure Power from 2016 to 2019, a director of Alite International AB from 2014 to 2019, a director of Victoria Park AB from 2011 to 2019, Chairman of Hilding Anders AB from 2012 to 2014 and a member of the operating review board of Arle Capital Partners Limited from 2012 to 2014. Since February 2021, Mr. Pettersson has served as Chairman of Stanadyne PPT Group Holdings, Inc. and since December 2021, Mr. Pettersson has served as a director of Easy Report AB. Mr. Pettersson served as a director of Kensington SPAC I from June 2020 until it consummated its business combination in November 2020. Mr. Pettersson served as a director of Kensington SPAC II from February 2021 until it consummated its business combination in October 2021. Mr. Pettersson served as a director of Kensington SPAC IV from March 2022 until it consummated its business combination in September 2022. Mr. Pettersson is Chairman of Wallbox N.V, a provider of EV charging solutions. We believe Mr. Pettersson is well qualified to serve on our board of directors based on his extensive experience sourcing, evaluating and acquiring automotive businesses.

Mitchell Quain, who serves as one of our directors, is an investor and board member of multiple public companies serving the automotive and broader industrial segments, with vast knowledge of public equity markets. Mr. Quain has over 45 years of experience evaluating companies as both an equity research analyst and seasoned private equity investor. Mr. Quain has served as a member of the Executive Council at American Securities Inc. since 2020, having retired as a Partner at One Equity Partners (part of JPMorgan Chase & Co.). Previously, he served on the boards of multiple public and private companies including DeCrane Aircraft Holdings Inc., Handy & Harman Ltd, Hardinge, Inc., HEICO Corporation, MagneTek, Inc., Mechanical Dynamics, Inc., RBC Bearings, Inc., Strategic Distribution Inc., Tecumseh Products Company, Titan International, Inc., Xerium, Inc. and Jason Industries, Inc., and was Executive Chairman of Register.com. Mr. Quain was a Senior Advisor at Carlyle Group Inc. from 2014 to 2020. He has served on the board of directors of AstroNova, Inc., Star Equity Holdings, Inc. (f/k/a Digirad Corporation) and Williams Industrial Services Group Inc. since 2009, 2019 and 2020, respectively. Mr. Quain served as a director of Kensington SPAC I from June 2020 until it consummated its business combination in November 2020. Mr. Quain served as a director of Kensington SPAC II from February 2021 until it consummated its business combination in October 2021. Mr. Quain served as a director of Kensington SPAC IV from March 2022 until it consummated its business combination in September 2022. We believe Mr. Quain is well qualified to serve on our board of directors based on his extensive board experience in the automotive and broader industrial segments and his audit committee financial expertise.

Mark Robertshaw, who serves as one of our directors, is the Chairman of InPost SA’s, one of Europe’s leading e-commerce logistics platforms providing delivery services through its network of Automated Parcel Machines (“APMs”), Pick up and Drop Off Points (PUDOs) and door to door. In 2021 InPost was listed on the Amsterdam Euronext Stock Exchange as Europe’s largest ever IPO of a technology company. Mark is also chairman of Vita Global Limited, Europe’s leading manufacturer of flexible polyurethane foam for bedding, furniture and industrial applications. Previously, he was chairman of the board of Survitec Topco Limited from May 2018 to October 2019, one of the world’s largest suppliers of marine safety equipment. Mr. Robertshaw brings over 30 years of experience in sourcing, evaluating and acquiring industrial businesses around the world. He was CEO of Innovia Group from January 2015 to February 2017, a leading provider of specialty polymer products and the world’s leading supplier of polymer bank notes. Under Mr. Robertshaw’s leadership, Innovia was transformed into a growing and highly profitable business with operations in the Americas, Europe and Australia. He was CEO of Morgan Advanced Materials Plc from August 2006 to December 2014, a global industrial manufacturer, and Non-Executive director of Segro Plc from June 2010 to July 2018, one of Europe’s leading logistics real estate companies. Mr. Robertshaw is currently also a director of Pthreefive Ltd and of TedRock Advisory Limited. Mr. Robertshaw has a master’s and bachelor’s degree in Modern Languages from Oxford University. We believe Mr. Robertshaw is well qualified to serve on our board of directors based on his extensive management and board experience in the industrial segments.

Nickolas Vande Steeg, who serves as one of our directors, served in a variety of roles at Parker-Hannifin for 34 years, a global supplier of innovative engineered products, ultimately serving as President, Chief Operating Officer and a Board Member from 2004 to 2007. He has served as an Officer of Parker-Hannifin Corporation, Chairman at APOU, Director and partial owner of Pacific Design Technologies. He served as a Director of Wabtec Corporation, Pure Safety Group, Gardner Denver Holdings Inc, Westinghouse Air Brake Technologies Corporation and Insituform Technologies. He also has served as a Trustee of Azusa Pacific University and serves as a Director of Urban Youth Workers International. Mr. Vande Steeg holds a B.S. in Industrial Technology from the University of California, and an MBA with highest honors from Pepperdine University in Malibu, California. Mr. Vande Steeg was awarded the Shingo Lean Leadership Management Award in 2006. We believe Mr. Vande Steeg is well qualified to serve on our board of directors based on his extensive business experience in the industrial and other sectors.

William E. Kassling, who serves as one of our directors, was the lead director of Wabtec Corporation until 2020, and served as President and Chief Executive Officer of Wabtec Corporation from 1990 until 2001 and 2004 to 2006, and served as Chairman from 2009 to 2013. Before leading a management group in the purchase of Wabtec Corporation from American Standard in 1990, Mr. Kassling spent six years overseeing its operations as American Standard’s Vice President Group Executive, Railway Products Group. Prior to that, between 1978 and 1984, he served as Vice President Strategic Planning and Development and later as Vice President, Group Executive Building Specialties Group. In addition to Wabtec Corporation, Mr. Kassling is a board member the Pittsburgh Penguins and the Crosby Group and formerly served as a board member of Ingersol Rand (formerly Gardner Denver), Parker Hannifin Corporation, the Texas Rangers, Scientific Atlanta, Dravo, Commercial Intertech, Pacific Design Technologies, Pure Safety Group and Pure Power. He is also a member of the advisory board of the University of Pittsburgh Cancer Institute. Mr. Kassling holds a Master of Business Administration from the University of Chicago and a Bachelor of Science degree in Industrial Management from Purdue University. Earlier in his career, he worked at The Boston Consulting Group and also served as an officer in the United States Navy. We believe Mr. Kassling is well qualified to serve on our board of directors based upon his extensive experience with public and private industrial companies and transitioning private enterprises to the public market.

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

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee; a compensation committee; and a nominating and corporate governance committee. Each of our audit committee, compensation committee and nominating and corporate governance committee is comprised solely of independent directors. Each committee operates under a charter that has been approved by our board of directors and has the composition and responsibilities described below. The charter of each committee is available on our website.

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

Nominating and Corporate Governance Committee

Messrs. Quain and Pettersson serve as members of our nominating and corporate governance committee. Mr. Quain serves as chair of the nominating and corporate governance committee. We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

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

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

None of our officers or directors has received any cash compensation for services rendered to us. Other than the payment to DEHC LLC, an affiliate of Daniel Huber, our Chief Financial Officer, of service and administrative fees of $20,000 per month for 18 months commencing on August 12, 2021 (upon completion of our initial business combination, any portion of the amounts due that have not yet been paid will accelerate), no compensation of any kind, including finder’s and consulting fees, will be paid by us to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers or directors, or our or their affiliates.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 21, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

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

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Ordinary Shares
Kensington Capital Sponsor V LLC (our sponsor)(3)	6,900,000	20.0%
Justin Mirro(3)	6,900,000	20.0%
John Arney	—	—
Daniel Huber	—	—
Julian Ameler	—	—
Peter Goode	—	—
Anders Pettersson	—	—
Mitchell Quain	—	—
Mark Robertshaw	—	—
Nickolas Vande Steeg	—	—
William E. Kassling	—	—
All executive officers and directors as a group (ten individuals)	6,900,000	20.0%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Kensington Capital Acquisition Corp. V, 1400 Old Country Road, Suite 301, Westbury, New York 11590.
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

None.

Changes in Control

None.

Item 13.	Certain Relationships and Related Party Transactions.

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

Our sponsor has purchased an aggregate of 11,360,000 private placement warrants for a purchase price of $0.75 per warrant in a private placement that occurred simultaneously with the closing of our initial public offering. Each private placement warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. The private placement warrants (including the warrants that may be issued upon conversion of working capital loans and the Class A ordinary shares issuable upon exercise of such warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder. There will be no redemption rights or liquidating distributions with respect to our founder shares or warrants, which will expire worthless if we fail to complete our business combination within the allotted time period or during any Extension Period. In addition, our sponsor purchased an additional 7,360,000 private placement warrants in connection with extending the time we will have to consummate an initial business combination by an additional 12 months.

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

Our sponsor has loaned us $150,000. This loan is non-interest bearing, unsecured and is due on completion of our initial business combination. The value of our sponsor’s interest in this transaction corresponds to the principal amount outstanding under any such loan. As of December 31, 2022, we had borrowed $150,000 under the note.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants, at a price of $0.75 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Other than $150,000 of working capital loans as of December 31, 2022, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive (i) their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination, (ii) their redemption rights with respect to any founder shares and any public shares held by them in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not completed our initial business combination by August 17, 2023 or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (iii) their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination by August 17, 2023 or during any Extension Period, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame. If we submit our initial business combination to our public shareholders for a vote, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company.

We have entered into a registration rights agreement with respect to the founder shares, private placement warrants, and warrants that may be issued upon conversion of working capital loans (and their respective component securities) and the Class A ordinary shares issuable upon exercise of the foregoing and upon conversion of the founder shares.

Related Party Policy

We have adopted a Code of Ethics and Business Conduct (the “Code of Ethics”), which is available on our website, requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our Code of Ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the Company.

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

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor (or its affiliates), officers or directors or otherwise acquire a business that later becomes affiliated with our sponsor (or its affiliates) or otherwise carry out non-arm’s length transactions with any of such parties. To minimize conflicts of interest, we agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that our initial business combination is fair to our Company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments made by us to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination. However, the following payments will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of our initial public offering and the sale of the private placement warrants held in the trust account prior to the completion of our initial business combination:

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

•

Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Other than $150,000 of working capital loans as of December 31, 2022, the terms of these loans have not been determined nor have any written agreements been executed with respect thereto. Up to $2,000,000 of such loans may be convertible into warrants, at a price of $0.75 per warrant at the option of the lender. The warrants would be identical to the private placement warrants.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid to Marcum LLP, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with regulatory filings. The aggregate fees billed by Marcum LLP, for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2022 and for the period from March 19, 2021 (inception) through December 31, 2021, and of services rendered in connection with our initial public offering, totaled $78,280.00 and $130,326.57, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Marcum LLP any audit-related fees during the year ended December 31, 2022 and for the period from March 19, 2021 (inception) through December 31, 2021.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Marcum LLP any tax fees during the years ended December 31, 2022 and for the period from March 19, 2021 (inception) through December 31, 2021.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Marcum LLP any other fees during the years ended December 31, 2022 and for the period from March 19, 2021 (inception) through December 31, 2021.

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

PART IV

Item 15.	Exhibits, Financial Statements and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements:

Page
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the year ended December 31, 2022 and for the period from March 19, 2021 (inception) through December 31, 2021	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2022 and for the period from March 19, 2021 (inception) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and for the period from March 19, 2021 (inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7

(2)	Financial Statements Schedule

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

Item 16.	Form 10-K Summary.

Not applicable.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the year ended December 31, 2022 and for the period from March 19, 2021 (inception) through December 31, 2021	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2022 and for the period from March 19, 2021 (inception) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and for the period from March 19, 2021 (inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Kensington Capital Acquisition Corp. V
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Kensington Capital Acquisition Corp. V (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period March 19, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period March 19, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, if the Company is unable to complete a Business Combination by the close of business on August 17, 2023, the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution combined with uncertainty as to whether the Company has sufficient liquidity to fund operations through the liquidation date or thereafter should a deferral occur raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Marcum

LLP
Marcum

LLP
We have served as the Company’s auditor since 2021.
Houston, TX
March 31, 2023

KENSINGTON CAPITAL ACQUISITION CORP. V
BALANCE SHEETS

	December 31,
	2022	2021
Assets
Current assets:
Cash	$1,235,676	$2,014,340
Prepaid expenses	142,668	268,246

Total current assets	1,378,344	2,282,586
Investments held in Trust Account	283,042,286	276,057,333

Total Assets	$284,420,630	$278,339,919

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$18,507	$37,663
Accrued expenses	657,627	216,800

Total current liabilities	676,134	254,463
Working Capital Loan - related party	150,000	200,000
Deferred underwriting commissions in connection with the initial public offering	9,660,000	9,660,000
Derivative warrant liabilities	6,075,800	31,853,000

Total Liabilities	16,561,934	41,967,463
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 27,600,000 shares at redemption value of approximately $10.25 and $10.00 per share at December 31, 2022 and 2021, respectively	282,942,286	276,000,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at December 31, 2022 and 2021	—	—
Class A ordinary shares, $0.0001 par value; 100,000,000 shares authorized; no non-redeemable shares issued or outstanding at December 31, 2022 and 2021	—	—
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 6,900,000 shares issued and outstanding at December 31, 2022 and 2021	690	690
Additional paid-in capital	—	—
Accumulated deficit	(15,084,280)	(39,628,234)

Total shareholders’ deficit	(15,083,590)	(39,627,544)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$284,420,630	$278,339,919

The accompanying notes are an integral part of these financial statements.

KENSINGTON CAPITAL ACQUISITION CORP. V
STATEMENTS OF OPERATIONS

	For The Year Ended December 31, 2022	For The Period From March 19, 2021 (Inception) through December 31, 2021
General and administrative expenses	$1,085,913	$453,889
Administrative expenses - related party	240,000	100,000

Loss from operations	(1,325,913)	(553,889)
Other income (expenses):
Change in fair value of derivative warrant liabilities	26,255,600	(8,015,000)
Change in fair value of Working Capital Loan - related party	50,000	(50,000)
Offering costs associated with derivative warrant liabilities	—	(889,172)
Income from investments held in Trust Account	4,224,953	57,333

Total other income (expenses)	30,530,553	(8,896,839)

Net income (loss)	$29,204,640	$(9,450,728)

Weighted average shares outstanding of Class A ordinary share, basic and diluted	27,600,000	13,174,913

Basic and diluted net income (loss) per share, Class A ordinary share	$0.85	$(0.49)

Weighted average shares outstanding of Class B ordinary share, basic and diluted	6,900,000	6,199,652

Basic and diluted net income (loss) per share, Class B ordinary share	$0.85	$(0.49)

The accompanying notes are an integral part of these financial statements.

KENSINGTON CAPITAL ACQUISITION CORP. V
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the year ended December 31, 2022 and for the period from March 19, 2021 (inception) through December 31, 2021

	Ordinary Shares				Additional Paid- in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - March 19, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	6,900,000	690	24,310	—	25,000
Remeasurement of Class A ordinary shares subject to possible redemption amount	—	—	—	—	(24,310)	(30,177,506)	(30,201,816)
Net loss	—	—	—	—	—	(9,450,728)	(9,450,728)

Balance - December 31, 2021	—	—	—	—	(24,310)	(39,628,234)	(39,627,544)
Excess of cash received over fair value of Private Placement Warrants	—	—	—	—	2,281,600	—	2,281,600
Remeasurement of Class A ordinary shares subject to possible redemption amount	—	—	—	—	(2,281,600)	(4,660,686)	(6,942,286)
Net income	—	—	—	—	—	29,204,640	29,204,640

Balance - December 31, 2022	—	$—	—	$—	$(24,310)	$(15,084,280)	$(15,083,590)

The accompanying notes are an integral part of these financial statements.

KENSINGTON CAPITAL ACQUISITION CORP. V
STATEMENTS OF CASH FLOWS

	For The Year Ended December 31, 2022	For The Period From March 19, 2021 (Inception) through December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$29,204,640	$(9,450,728)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(26,255,600)	8,015,000
Change in fair value of Working Capital Loan - related party	(50,000)	50,000
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	—	25,000
Income from investments held in Trust Account	(4,224,953)	(57,333)
Offering costs associated with derivative warrant liabilities	—	889,172
Changes in operating assets and liabilities:
Prepaid expenses	125,578	(268,246)
Accounts payable	(19,156)	37,663
Accrued expenses	440,827	116,800

Net cash used in operating activities	(778,664)	(642,672)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(2,760,000)	(276,000,000)

Net cash used in investing activities	(2,760,000)	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from Working Capital Loan - related party	—	150,000
Proceeds received from initial public offering, gross	—	276,000,000
Proceeds received from private placement	2,760,000	8,520,000
Offering costs paid	—	(6,012,988)

Net cash provided by financing activities	2,760,000	278,657,012

Net change in cash	(778,664)	2,014,340
Cash - beginning of the period	2,014,340	—

Cash - end of the period	$1,235,676	$2,014,340

Supplemental disclosure of non-cash financing activities:
Offering costs included in accrued expenses	$—	$100,000
Deferred underwriting commissions in connection with the initial public offering	$—	$9,660,000
Remeasurement of Class A ordinary shares subject to possible redemption amount	$4,182,286	$—
The accompanying notes are an integral part of these financial statements.

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
As of December 31, 2022, the Company had not commenced any operations. All activity for the period from March 19, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, its search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
On each of August 4, 2022 and February 15, 2023, the Company consummated an additional private placement (each, an “Additional Private Placement” and collectively, the “Additional Private Placements”) of 3,680,000 warrants (each, an “Additional Private Placement Warrant” and collectively, the “Additional Private Placement Warrants”) at a price of $0.75 per Additional Private Placement Warrant, generating total proceeds of an aggregate of $5,520,000. The Additional Private Placement Warrants were purchased by the Sponsor and are substantially similar to the Private Placement Warrants issued to the Sponsor at the time of the Company’s Initial Public Offering. The Additional Private Placement Warrants have been issued pursuant to, and are governed by, the Warrant Agreement that the Company entered into at the time of the Initial Public Offering.
The proceeds received by the Company in connection with the issuance of the Additional Private Placement Warrants have been deposited in the Trust Account. In accordance with the Company’s amended and restated

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO FINANCIAL STATEMENTS

memorandum and articles of association (the “Memorandum and Articles”), the Combination Period (as defined below) was extended by 12 months in the aggregate to August 17, 2023.
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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO FINANCIAL STATEMENTS

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
The Company initially had 12 months from the closing of the Initial Public Offering to consummate the initial Business Combination. However, if the Company anticipates that it may not be able to consummate the initial Business Combination within 12 months, the Company may, by resolution of its board of directors at the option of the Sponsor, extend the period of time the Company will have to consummate an initial Business Combination up to two times, each by an additional 6 months (for a total of up to an additional 12 months from the closing of the Initial Public Offering), subject to the Sponsor purchasing additional Private Placement Warrants. The Company’s shareholders will not be entitled to vote on or redeem their shares in connection with any such extension. Pursuant to the terms of the Memorandum and Articles, in order to extend the period of time to consummate an initial Business Combination in such a manner, the Sponsor must purchase an additional 3,680,000 Private Placement Warrants, at a price of $0.75 per warrant, and deposit $0.10 per each Unit (for an aggregate of approximately $2.8 million), in proceeds into the Trust Account on or prior to the date of the applicable deadline, for each
6-month
extension. The Sponsor has the option to accelerate its purchase of one or both halves of the up to 7,360,000 Private Placement Warrants at any time following the closing of the Initial Public Offering and prior to the consummation of the initial Business Combination with the same effect of extending the time the Company will have to consummate an initial Business Combination by 6 or 12 months, as applicable. On August 4, 2022, the Company elected to extend the Combination Period by 6 months to February 17, 2023. On February 15, 2023, the Company elected to extend the Combination Period by another 6 months to August 17, 2023 (see Note 10).
If the Company is unable to complete a Business Combination by August 17, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes, net of taxes payable (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period.
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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO FINANCIAL STATEMENTS

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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO FINANCIAL STATEMENTS

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
Liquidity and Going Concern
As of December 31, 2022, the Company had approximately $1.2 million in its operating bank account and a working capital of approximately $0.7 million.
The Company’s liquidity needs through December 31, 2022 were satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company in exchange for issuance of Founder Shares (as defined in Note 4), and the loan from the Sponsor of approximately $150,000 under the Note (as defined in Note 4), which was converted into a Working Capital Loan (as defined in Note 4) on August 17, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Initial Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of December 31, 2022 and 2021, there was $150,000 and $200,000 outstanding under the Working Capital Loan, respectively (see Note 4).
Based upon the analysis above, management has determined that the Company does not have sufficient liquidity to meet its anticipated obligations for at least twelve months after the financial statements are available to be issued, as such, the events and circumstances raise substantial doubt about the Company’s ability to continue as a going concern. In connection with our assessment of going concern considerations in accordance with the ASC
205-40,
the Company has until August 17, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern.
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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO FINANCIAL STATEMENTS

reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2022 and 2021.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of December 31, 2022 and 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the balance sh
eets.
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
NOTES TO FINANCIAL STATEMENTS

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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO FINANCIAL STATEMENTS

commissions as
non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 27,600,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.
Effective with the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Net Income (Loss) per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.
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
NOTES TO FINANCIAL STATEMENTS

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For The Year Ended December 31, 2022		For The Period From March 19, 2021 (Inception) through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$23,363,712	$5,840,928	$(6,426,597)	$(3,024,131)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	27,600,000	6,900,000	13,174,913	6,199,652

Basic and diluted net income (loss) per ordinary share	$0.85	$0.85	$(0.49)	$(0.49)

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed de minimis as of December 31, 2022 and 2021 and a full valuation allowance was recorded against it.
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2022 and 2021.
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
Recent Accounting Pronouncements
In June 2022, the FASB issued ASU
2022-03,
ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO FINANCIAL STATEMENTS

holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the financial statements.
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
NOTES TO FINANCIAL STATEMENTS

Private Placement Warrants
Simultaneously with the closing of the Initial Public Offering, the Company consummated the Initial Private Placement of 11,360,000 Private Placement Warrants at a price of $0.75 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $8.5 million.
On each of August 4, 2022 and February 15, 2023, the Company consummated the Additional Private Placements of 3,680,000 Additional Private Placement Warrants at a price of $0.75 per Additional Private Placement Warrant, generating total proceeds of an aggregate of $5,520,000. The Additional Private Placement Warrants were purchased by the Sponsor and are substantially similar to the Private Placement Warrants issued to the Sponsor at the time of the Company’s Initial Public Offering. The Additional Private Placement Warrants have been issued pursuant to, and are governed by, the Warrant Agreement that the Company entered into at the time of the Initial Public Offering.
The proceeds received by the Company in connection with the issuance of the Additional Private Placement Warrants have been deposited in the Trust Account. In accordance with the Memorandum and Articles, the Combination Period was extended by 12 months in the aggregate to August 17, 2023.
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
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans could be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $0.75 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO FINANCIAL STATEMENTS

determined and no written agreements exist with respect to such loans. The Company has drawn $150,000 under the Note, which was converted into a Working Capital Loan. As of December 31, 2022 and 2021, fair value of this Working Capital Loan was $150,000 and $200,000, respectively, in the accompanying balance sheets.
Service and Administrative Fees
On August 12, 2021, the Company entered into an agreement with DEHC LLC, an affiliate of the Company’s Chief Financial Officer, pursuant to which the Company agreed to pay for service and administrative fees of $20,000 per month for 18 months (upon completion of the initial Business Combination, any portion of the amounts due that have not yet been paid will accelerate). For the year ended December 31, 2022 and for the period from March 19, 2021 (inception) through December 31, 2021, the Company incurred $240,000 and $100,000 for such expenses, respectively, included as general and administrative expenses-related party on the statement of operations contained herein. As of December 31, 2022 and 2021, the Company had no outstanding balance for services in connection with such agreement.
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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO FINANCIAL STATEMENTS

100,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 27,600,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.
The Class A ordinary shares subject to possible redemption reflected on the balance sheets are reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Fair value of Public Warrants at issuance	(15,318,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(14,883,816)
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption amount	30,201,816

Class A ordinary shares subject to possible redemption, December 31, 2021	276,000,000
Extension payment made by the Sponsor	2,760,000
Remeasurement of Class A ordinary shares subject to possible redemption amount	4,182,286

Class A ordinary shares subject to possible redemption, December 31, 2022	$282,942,286

NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares
-
The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
-
The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 27,600,000 Class A ordinary shares issued and outstanding, which were all subject to possible redemption and have been classified as temporary equity (see Note 6).
Class
 B Ordinary Shares
-
The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 6,900,000 Class B ordinary shares issued and outstanding, which amounts have been adjusted to reflect the share surrendered as discussed in Note 4.
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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO FINANCIAL STATEMENTS

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
NOTE 8. DERIVATIVE WARRANT LIABILITIES
As of December 31, 2022, the Company has 20,700,000 Public Warrants and 15,040,000 Private Placement Warrants outstanding. As of December 31, 2021, the Company has 20,700,000 Public Warrants and 11,360,000 Private Placement Warrants outstanding.
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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO FINANCIAL STATEMENTS

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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

December 31, 2022 Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-U.S. Treasury Securities (1)	$283,041,710	$—	$—
Liabilities:
Derivative warrant liabilities-Public Warrants	$3,519,000	$—	$—
Derivative warrant liabilities-Private Placement Warrants	$—	$—	$2,556,800
Working Capital Loan-related party	$—	$—	$150,000

(1)	Excludes $576 of cash balance held within the Trust Account

December 31, 2021 Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-U.S. Treasury Securities (1)	$276,055,957	$—	$—
Liabilities:
Derivative warrant liabilities-Public Warrants	$20,493,000	$—	$—
Derivative warrant liabilities-Private Placement Warrants	$—	$—	$11,360,000
Working Capital Loan-related party	$—	$—	$200,000

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
For periods where no observable traded price is available, the fair value of the Public Warrants has been estimated using a Monte Carlo simulation. The estimated fair value of the Private Placement Warrants and Working Capital Loan is determined using Black-Scholes option pricing model. For the year ended December 31, 2022 and for the period from March 19, 2021 (inception) through December 31, 2021, the Company recognized a non-operating
gain from the change in fair value of derivative warrant liabilities of

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO FINANCIAL STATEMENTS

approximately $26.3 million and $8.0 million, respectively, and a non-operating
gain from the change in fair value of the working capital loan of $50,000 and ($50,000), respectively, in the accompanying statements of operations.
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
The following table provides quantitative information regarding Level 3 fair value measurements input for Private Placement Warrants, and Working Capital Loan at their measurement dates:

	As of December 31, 2022	As of December 31, 2021

Exercise price	$11.50	$11.50
Stock price	$10.20	$9.83
Volatility	4.4%	14.4%
Term (years)	5.42	5.62
Risk-free rate	3.91%	1.31%
Dividend yield	0.0%	0.0%
(Note: To determine the fair value of the Working Capital Loan, the Company relied on the inputs of the Private Placement Warrants, as the warrants that would be converted from the Working Capital Loan would be identical to the Private Placement Warrants.)
The change in the fair value of the derivative liabilities, measured using Level 3 inputs, for the year ended December 31, 2022 and for the period from March 19, 2021 (inception) through December 31, 2021, is summarized as follows:

Derivative warrant liabilities at December 31, 2021	$11,360,000
Issuance of Private Placement Warrants	478,400
Change in fair value of derivative warrant liabilities	(9,281,600)

Derivative warrant liabilities at December 31, 2022	$2,556,800

Derivative warrant liabilities at March 19, 2021 (inception)	$—
Issuance of Public and Private Placement Warrants	23,838,000
Transfer of Public Warrants out of Level 3	(14,697,000)
Change in fair value of derivative warrant liabilities	2,219,000

Derivative warrant liabilities at December 31, 2021	$11,360,000

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO FINANCIAL STATEMENTS

The change in the fair value of the Working Capital Loan-related party, measured using Level 3 inputs, for the year ended December 31, 2022 and for the period from March 19, 2021 (inception) through December 31, 2021, is summarized as follows:

Working Capital Loan-related party at December 31, 2021	$200,000
Change in fair value of Working Capital Loan-related party	(50,000)

Working Capital Loan-related party at December 31, 2022	$150,000

Fair value of Working Capital Loan-related party at March 19, 2021 (inception)	$—
Initial fair value of Working Capital Loan-related party	150,000
Change in fair value of Working Capital Loan-related party	50,000

Working Capital Loan-related party at December 31, 2021	$200,000

NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred up to the date financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the financial statements.
On February 15, 2023, the Company consummated a private placement of 3,680,000 warrants at a price of $0.75 per warrant (the “New Warrants”), generating total proceeds of $2,760,000 (the “Private Placement”). The New Warrants were purchased by the Sponsor and are substantially similar to the warrants issued to the Sponsor at the time of the Company’s Initial Public Offering. The New Warrants have been issued pursuant to, and are governed by, the Warrant Agreement that the Company entered into at the time of the Initial Public Offering.
The proceeds received by the Company in connection with the issuance of the New Warrants have been deposited in the Trust Account. In accordance with the Memorandum and Articles, the Combination Period was extended by additional six months to August 17, 2023.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on August 17, 2021)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1/A, filed on August 9, 2021)

4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Form S-1/A, filed on August 9, 2021)

4.3	Specimen Warrant Certificate (included in Exhibit 4.4)

4.4	Warrant Agreement, between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 17, 2021)

10.1	Promissory Note, dated March 24, 2021, issued to Kensington Capital Sponsor V LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form S-1, filed on July 19, 2021)

10.2	Letter Agreement, among the Registrant and the Registrant’s officers and directors and Kensington Capital Sponsor V LLC and its members (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on August 17, 2021)

10.3	Investment Management Trust Agreement, between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 17, 2021)

10.4	Registration Rights Agreement, between the Registrant and Kensington Capital Sponsor V LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on August 17, 2021)

10.5	Securities Subscription Agreement, dated March 24, 2021, between the Registrant and Kensington Capital Sponsor V LLC (incorporated by reference to Exhibit 10.7 to the Company’s Form S-1, filed on July 19, 2021)

10.6	Services Agreement between the Registrant and DEHC LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on August 17, 2021)

10.7	Warrants Subscription Agreement, between the Registrant and Kensington Capital Sponsor V LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 17, 2021)

10.8	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on August 17, 2021)

24.1	Power of Attorney (included on the signature page)

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

March 31, 2023	KENSINGTON CAPITAL ACQUISITION CORP. V

	By:	/s/ Justin Mirro
	Name:	Justin Mirro
	Title:	Chairman and Chief Executive Officer

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

Signature	Title	Date

/s/ Justin Mirro Justin Mirro	Chairman and Chief Executive Officer	March 31, 2023
(Principal Executive Officer)

/s/ Daniel Huber Daniel Huber	Chief Financial Officer	March 31, 2023
(Principal Financial and Accounting Officer)

/s/ John Arney	Vice Chairman and President	March 31, 2023
John Arney

/s/ Anders Pettersson Anders Pettersson	Director	March 31, 2023

/s/ Mitchell Quain Mitchell Quain	Director	March 31, 2023

/s/ Mark Robertshaw Mark Robertshaw	Director	March 31, 2023

/s/ Nickolas Vande Steeg Nickolas Vande Steeg	Director	March 31, 2023

/s/ William Kassling William Kassling	Director	March 31, 2023