Form 10-Q
period 2023-03-31
Kensington Capital Acquisition Corp. V
filed 2023-05-15
CIK 1865407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended

March 31, 2023

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
As of May 15, 2023
, 27,600,000 Class A ordinary shares, par value $0.0001 per share, and 6,900,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

KENSINGTON CAPITAL ACQUISITION CORP. V

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Financial Statements
KENSINGTON CAPITAL ACQUISITION CORP. V
CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash	$1,095,320	$1,235,676
Prepaid expenses	132,112	142,668

Total current assets	1,227,432	1,378,344
Investments held in Trust Account	288,534,440	283,042,286

Total Assets	$289,761,872	$284,420,630

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	64,544	$18,507
Accrued expenses	1,503,343	657,627

Total current liabilities	1,567,887	676,134
Working Capital Loan - related party	150,000	150,000
Deferred underwriting commissions in connection with the initial public offering	9,660,000	9,660,000
Derivative warrant liabilities	9,855,000	6,075,800

Total Liabilities	21,232,887	16,561,934
Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, 27,600,000 shares at redemption value of approximately $10.45 and $10.25 per share at March 31, 2023 and December 31, 2022, respectively	288,434,440	282,942,286
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 100,000,000 shares authorized; no non-redeemable shares issued or outstanding at March 31, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 6,900,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	690	690
Additional paid-in capital	—	—
Accumulated deficit	(19,906,145)	(15,084,280)

Total shareholders’ deficit	(19,905,455)	(15,083,590)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$289,761,872	$284,420,630

The accompanying notes are an integral part of these unaudited condensed financial statements.

KENSINGTON CAPITAL ACQUISITION CORP. V
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended March 31,
	2023	2022
General and administrative expenses	$1,022,665	$382,159
Administrative expenses - related party	20,000	60,000

Loss from operations	(1,042,665)	(442,159)
Other (expenses) income:
Change in fair value of derivative warrant liabilities	(3,227,200)	12,617,000
Change in fair value of Working Capital Loan - related party	—	50,000
Income from investments held in Trust Account	2,732,154	190,902

Total other (expenses) income	(495,046)	12,857,902

Net (loss) income	$(1,537,711)	$12,415,743

Weighted average shares outstanding of Class A ordinary share, basic and diluted	27,600,000	27,600,000

Basic and diluted net (loss) income per share, Class A ordinary share	$(0.04)	$0.36

Weighted average shares outstanding of Class B ordinary share, basic and diluted	6,900,000	6,900,000

Basic and diluted net (loss) income per share, Class B ordinary share	$(0.04)	$0.36

The accompanying notes are an integral part of these unaudited condensed financial statements.

KENSINGTON CAPITAL ACQUISITION CORP. V
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For The Three Months Ended March 31, 2023
	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance - December 31, 2022	6,900,000	$690	$—	$(15,084,280)	$(15,083,590)
Excess of cash received over fair value of Additional Private Placement Warrants	—	—	2,208,000	—	2,208,000
Adjustment for accretion of Class A ordinary shares subject to possible redemption	—	—	(2,208,000)	(3,284,154)	(5,492,154)
Net loss	—	—	—	(1,537,711)	(1,537,711)

Balance - March 31, 2023 (unaudited)	6,900,000	$690	$—	$(19,906,145)	$(19,905,455)

	For The Three Months Ended March 31, 2022
	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance - December 31, 2021	6,900,000	$690	$—	$(39,628,234)	$(39,627,544)
Net income	—	—	—	12,415,743	12,415,743

Balance - March 31, 2022 (unaudited)	6,900,000	$690	$—	$(27,212,491)	$(27,211,801)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KENSINGTON CAPITAL ACQUISITION CORP. V
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(1,537,711)	$12,415,743
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	3,227,200	(12,617,000)
Change in fair value of Working Capital Loan- related party	—	(50,000)
Income from investments held in Trust Account	(2,732,154)	(190,902)
Changes in operating assets and liabilities:
Prepaid expenses	10,556	48,246
Accounts payable	46,037	103,286
Accrued expenses	845,716	154,216

Net cash used in operating activities	(140,356)	(136,411)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(2,760,000)	—

Net cash used in investing activities	(2,760,000)	—

Cash Flows from Financing Activities:
Proceeds received from private placement	2,760,000	—

Net cash provided by financing activities	2,760,000	—

Net change in cash	(140,356)	(136,411)
Cash - beginning of the period	1,235,676	2,014,340

Cash - end of the period	$1,095,320	$1,877,929

Supplemental disclosure of non-cash activities:
Adjustment for accretion of Class A ordinary shares subject to possible redemption	$2,732,154	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Kensington Capital Acquisition Corp. V (the “Company
” or “Kensington
”) was incorporated on March 19, 2021 as a Cayman Islands exempted company. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
As of March 31, 2023, the Company had not commenced any operations. All activity for the period from March 19, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, its search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (the “Initial Private Placement” and together with the Additional Private Placement (as defined below), the “Private Placements”) of 11,360,000 warrants (each, a “Private Placement Warrant” and collectively, with the Additional Private Placement Warrants (as defined below), the “Private Placement Warrants”) at a price of $0.75 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $8.5 million (see Note 4).
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
On each of August 4, 2022 and February 15, 2023, in connection with the Extensions as described below, the Company consummated an additional private placement (each, an “Additional Private Placement” and collectively, the “Additional Private Placements”) of 3,680,000 warrants (each, an “Additional Private Placement Warrant” and collectively, the “Additional Private Placement Warrants”) at a price of $0.75 per Additional Private Placement Warrant, generating total proceeds of an aggregate of approximately $5.5 million. The Additional Private Placement Warrants were purchased by the Sponsor and are substantially similar to the Private Placement Warrants issued to the Sponsor at the time of the Company’s Initial Public Offering. The Additional Private Placement Warrants were issued pursuant to, and are governed by, the Warrant Agreement that the Company entered into at the time of the Initial Public Offering. Upon closing of the Additional Private Placements, the proceeds received by the Company in connection with the issuance of the Additional Private Placement Warrants were deposited in the Trust Account.
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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The Company will provide holders of the Company’s outstanding Class A ordinary shares, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes, net of taxes payable (redemption value was approximately $10.45 per Public Share as of March 31, 2023), calculated as of two business days prior to the initial Business Combination. The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a shareholder vote is not required by applicable law or stock exchange rule and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “
Memorandum and Articles
”),
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
The Company initially had 12 months from the closing of the Initial Public Offering to consummate the initial Business Combination. However, if the Company anticipates that it may not be able to consummate the initial Business Combination within 12 months, the Company may, by resolution of its board of directors at the option of the Sponsor, extend the period of time the Company will have to consummate an initial Business Combination up to two times, each by an additional 6 months (for a total of up to an additional 12 months from the closing of the Initial Public Offering), subject to the Sponsor purchasing additional Private Placement Warrants. The Company’s shareholders will not be entitled to vote on or redeem their shares in connection with any such extension. Pursuant to the terms of the Memorandum and Articles, in order to extend the period of time to consummate an initial Business Combination

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

in such a manner, the Sponsor must purchase an additional 3,680,000 Private Placement Warrants, at a price of $0.75 per warrant, and deposit $0.10 per each Unit (for an aggregate of approximately $2.8 million), in proceeds into the Trust Account on or prior to the date of the applicable deadline, for each
6-month
extension. On August 4, 2022 and February 15, 2023, the Company elected to extend the Combination Period by 6 months each time to August 17, 2023 (the “Extensions”) (see Note 10).
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
This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any private investment in public equity (PIPE) financing or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.
On December 27, 2022, the Treasury and Internal Revenue Service (“IRS”) issued a
Notice 2023-2 (“Notice”),
which provided interim guidance regarding the application of the corporate stock repurchase excise tax until the issuance of proposed regulations. The Notice excluded the distributions complete liquidation of a corporation from the base of the excise tax. The Notice also excludes from the scope of the excise tax any distribution made during the taxable year in which a corporation fully liquidates and dissolves, even if a distribution precedes the formal decision to liquidate.

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Proposed Business Combination
On April 6, 2023, the Company entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) with Arrival, a joint stock company (
société anonyme
) governed by the laws of the Grand Duchy of Luxembourg, having its registered office at 60A, rue des Bruyères, L-1274 Howald, Grand Duchy of Luxembourg and registered with the RCS under number B248209 (“Arrival”). Pursuant to the Business Combination Agreement, Arrival will cause one of its wholly-owned subsidiaries to cause a joint stock company (
société anonyme
) organized under the laws of the Grand Duchy of Luxembourg (“PubCo”) to be formed as soon as practicable and to become a party to the Business Combination Agreement.
The Business Combination Agreement provides that, among other things, (i) on the closing date, the Company will merge with and into PubCo (the “Initial Merger”), with PubCo being the surviving entity, (ii) immediately after the effectiveness of the Initial Merger, PubCo will redeem and cancel the shares held by its initial shareholder pursuant to a share capital reduction of PubCo (the “Redemption”), and (iii) immediately following the effectiveness of the Initial Merger and the Redemption, Arrival will merge with and into PubCo (the “Second Merger”), with PubCo being the surviving entity. See Note 10.
Liquidity and Going Concern
As of March 31, 2023, the Company had approximately $1.1 million in its operating bank account and a working capital deficit of approximately $341,000.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of
 $25,000 from the Sponsor to cover for certain expenses on behalf of the Company in exchange for issuance of Founder Shares (as defined in Note 4), and the loan from the Sponsor of approximately $150,000 under the Note (as defined in Note 4), which was converted into a Working Capital Loan (as defined in Note 4) on August 17, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Initial Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of March 31, 2023 and December 31, 2022, the fair value of the Working Capital Loan was $150,000 (see Note 4).
Based upon the analysis above, management has determined that the Company does not have sufficient liquidity to meet its anticipated obligations through the liquidation date or the merger date. The Company has until August 17, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. In connection with the Company’s assessment of going concern considerations in accordance with the ASC 205-40, the Company’s management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 17, 2023. The management plans to complete the business combination with Arrival prior to the mandatory liquidation date and expects to receive financing from the Sponsor or the affiliates of the Sponsor to meet its obligations through the time of liquidation or the completion of the business combination with Arrival; however no financing is currently committed. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation
S-X.
Accordingly, they do not include all of the information and footnotes required by GAAP. In the

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future period.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
(the “Form
10-K”)
for the year ended December 31, 2022, as filed with the SEC on April 03, 2023, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2022, is derived from the audited financial statements presented in the Form
10-K. In
the Form
10-K
the Company had a typographical error in the Class B shares and Additional Paid in Capital balances reported on the Company’s statements of changes in shareholders’ deficit for the year ended December 31, 2022 and 2021, whereby Class B shares of 0 and $0 should have been reported as 6,900,000 and $690 and additional paid in capital of $24,310 should have been reported as $0. Class B shares and additional paid in capital were reported correctly in the balance sheets as of December 31, 2022 and 2021 within the Form
10-K.
The Company has corrected this typographical error in the accompanying unaudited condensed balance sheets.
Use of Estimates
The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2023 and December 31, 2022.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of March 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the unaudited condensed balance sheets.

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
at the end of each reporting period.
The 20,700,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 18,720,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC
815-40.
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering were initially estimated using a Monte Carlo simulation model. For periods where no observable traded price is available, the fair value continues to be estimated using a Monte Carlo simulation. The fair value of the Private Placement Warrants is determined using Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Net (Loss) Income per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net (loss) income per ordinary share is calculated by dividing the net (loss) income by the weighted average shares of ordinary shares outstanding for the respective period.
The calculation of diluted net (loss) income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 39,420,000 Class A ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. The Company has considered the effect of Class B ordinary shares that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company has included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Remeasurement of the redeemable Class A ordinary shares is excluded from net loss per share as the redemption value approximates fair value.

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of ordinary shares:

	For The Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per ordinary share:
Numerator:
Allocation of net income (loss)	$(1,230,169)	$(307,542)	$9,932,594	$2,483,149
Denominator:
Basic and diluted weighted average ordinary shares outstanding	27,600,000	6,900,000	27,600,000	6,900,000

Basic and diluted net (loss) income per ordinary share	$(0.04)	$(0.04)	$0.36	$0.36

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed de minimis as of March 31, 2023 and December 31, 2022 and a full valuation allowance was recorded against it.
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2023 and December 31, 2022.
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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s management does not believe that any other recently issued, but not yet effective, accounting stan dards if c
urrently adopted would have a material effect on the accompanying unaudited condensed financial statements.
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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On each of August 4, 2022 and February 15, 2023, the Company consummated the Additional Private Placements of 3,680,000 Additional Private Placement Warrants at a price of $0.75 per Additional Private Placement Warrant, generating total proceeds of an aggregate of approximately $5.5 million. The Additional Private Placement Warrants were purchased by the Sponsor and are substantially similar to the Private Placement Warrants issued to the Sponsor at the time of the Company’s Initial Public Offering. The Additional Private Placement Warrants have been issued pursuant to, and are governed by, the Warrant Agreement that the Company entered into at the time of the Initial Public Offering.
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
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans could be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $0.75 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Company has drawn $150,000 under the Note, which was converted into a Working Capital Loan. As of March 31, 2023 and December 31, 2022, fair value of this Working Capital Loan was $150,000 in the accompanying condensed balance sheets.
Service and Administrative Fees
On August 12, 2021, the Company entered into an agreement with DEHC LLC, an affiliate of the Company’s Chief Financial Officer, pursuant to which the Company agreed to pay for service and administrative fees of $20,000 per month for 18 months (or February 12, 2023). For the three months ended March 31, 2023 and 2022, the Company incurred $20,000 and $60,000, respectively, for such expenses, included as general and administrative expenses-related party on the statements of operations contained herein. As of March 31, 2023 and December 31, 2022, the Company had no outstanding balance for services in connection with such agreement.
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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Underwriting Agreement
The Company granted the underwriters a
45-day
option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,600,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price, less underwriting discounts and commissions. The underwriters fully exercised the over-allotment on August 17, 2021.
The underwriters were entitled to an underwriting discount of $0.20 per unit, or approximately $5.5 million in the aggregate, paid upon the closing of the Initial Public Offering. $0.35 per unit, or approximately $9.7 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held i
n
the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
NOTE 6. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 27,600,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.
The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2021	$276,000,000
Increase redemption value of Class A ordinary shares subject to possible redemption in connection with extension payment made by the Sponsor	2,760,000
Adjustment for accretion of Class A ordinary shares subject to possible redemption	4,182,286

Class A ordinary shares subject to possible redemption, December 31, 2022	282,942,286
Increase redemption value of Class A ordinary shares subject to possible redemption in connection with extension payment made by the Sponsor	2,760,000
Adjustment for accretion of Class A ordinary shares subject to possible redemption	2,732,154

Class A ordinary shares subject to possible redemption, March 31, 2023 (unaudited)	$288,434,440

NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares
-The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
-The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 27,600,000 Class A ordinary shares issued and outstanding, which were all subject to possible redemption and have been classified as temporary equity (see Note 6).
Class
 B Ordinary Shares
-The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 6,900,000 Class B ordinary shares issued and outstanding, which amounts have been adjusted to reflect the share surrendered as discussed in Note 4.

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
NOTE 8. DERIVATIVE WARRANT LIABILITIES
As of March 31, 2023, the Company had 20,700,000 Public Warrants and 18,720,000 Private Placement Warrants outstanding. As of December 31, 2022, the Company had 20,700,000 Public Warrants and 15,040,000 Private Placement Warrants outstanding.
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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

•
if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within the
30-trading
day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

March 31, 2023 Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market funds (1)	$288,533,864	$—	$—
Liabilities:
Derivative warrant liabilities-Public Warrants	$5,175,000	$—	$—
Derivative warrant liabilities-Private Warrants	$—	$—	$4,680,000
Working Capital Loan-related party	$—	$—	$150,000

December 31, 2022 Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market funds	$283,041,710	$—	$—
Liabilities:
Derivative warrant liabilities-Public Warrants	$3,519,000	$—	$—
Derivative warrant liabilities-Private Warrants	$—	$—	$2,556,800
Working Capital Loan-related party	$—	$—	$150,000

(1)	Excludes $576 of cash balance held within the Trust Account as of March 31, 2023 and December 31, 2022
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2023 or 2022.
Level 1 assets include investments in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The estimated fair value of the Private Placement Warrants and Working Capital Loan is determined using Black-Scholes option pricing model. For the three months ended March 31, 2023, the Company recognized a non-operating
loss from the change in fair value of derivative warrant liabilities of approximately $3.2 million and a non-operating
gain from the change in fair value of the working capital loan of $0 in the accompanying statements of operations. For the three months ended March 31, 2022, the Company recognized a non-operating
gain from the change in fair value of derivative warrant liabilities of approximately $12.6 million and a non-operating
gain from the change in fair value of the working capital loan of $50,000 in the accompanying statements of operations.
The estimated fair value of the Private Placement Warrants and Working Capital Loan, and initial fair value of the Public Warrants, was determined using Level 3 inputs. Inherent in a Black-Scholes option pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate, and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer companies’ ordinary shares that match the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements input for Private Placement Warrants, and Working Capital Loan at their measurement dates:

	As of March 31, 2023	As of December 31, 2022
Exercise price	$11.50	$11.50
Stock price	$10.41	$10.20
Volatility	4.4%	4.4%
Term (years)	5.33	5.42
Risk-free rate	3.53%	3.91%
Dividend yield	0.0%	0.0%
(Note: To determine the fair value of the Working Capital Loan, the Company relied on the inputs of the Private Placement Warrants, as the warrants that would be converted from the Working Capital Loan would be identical to the Private Placement Warrants.)
The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the period from December 31, 2021 through March 31, 2023, is summarized as follows:

Derivative warrant liabilities at December 31, 2021	$11,360,000
Issuance of Additional Private Placement Warrants	478,400
Change in fair value of derivative warrant liabilities	(9,281,600)

Derivative warrant liabilities at December 31, 2022	2,556,800
Issuance of Additional Private Placement Warrants	552,000
Change in fair value of derivative warrant liabilities	1,571,200

Derivative warrant liabilities at March 31, 2023 (unaudited)	$4,680,000

The change in the fair value of the Working Capital Loan-related party, measured using Level 3 inputs, for the period from December 31, 2021 through March 31, 2023, is summarized as follows:

Working Capital Loan - related party at December 31, 2021	$200,000
Change in fair value of Working Capital Loan - related party	(50,000)

Working Capital Loan - related party at December 31, 2022	150,000
Change in fair value of Working Capital Loan - related party	—

Working Capital Loan - related party at March 31, 2023 (unaudited)	$150,000

NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the unaudited condensed financial statements, except as noted below.
On April 6, 2023, the Company entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) with Arrival, a joint stock company (
société anonyme
) governed by the laws of the Grand Duchy of Luxembourg, having its registered office at 60A, rue des Bruyères,
L-1274
Howald, Grand Duchy of Luxembourg and registered with the RCS under number B248209 (“Arrival”). Pursuant to the Business Combination Agreement, Arrival will cause one of its wholly-owned subsidiaries to cause a joint stock company (
société anonyme
) organized under the laws of the Grand Duchy of Luxembourg (“PubCo”) to be formed as soon as practicable and to become a party to the Business Combination Agreement.

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Business Combination Agreement provides that, among other things, (i) on the closing date, the Company will merge with and into PubCo (the “Initial Merger”), with PubCo being the surviving entity, (ii) immediately after the effectiveness of the Initial Merger, PubCo will redeem and cancel the shares held by its initial shareholder pursuant to a share capital reduction of PubCo (the “Redemption”), and (iii) immediately following the effectiveness of the Initial Merger and the Redemption, Arrival will merge with and into PubCo (the “Second Merger” and together with the Initial Merger and the Redemption, for purposes of this Note 10, the “Business Combination” and the Business Combination together with the other transactions related thereto, the “Proposed Transactions”), with PubCo being the surviving entity.
The Initial Merger is to become effective on the date and at the time at which the notarial deed of the sole shareholder’s resolutions of PubCo approving the Initial Merger has been duly published in the Recueil Electronique des Sociétés et Associations (the Luxembourg official gazette), subject to the execution of a plan of merger between PubCo and Kensington (the “Cayman Plan of Merger”) and the registration of the Cayman Plan of Merger and the filing of other documents required under the Cayman Islands Companies Act (As Revised) (the “Cayman Act”) with the Registrar of Companies of the Cayman Islands in accordance with the applicable provisions of the Cayman Act (the time the Initial Merger becomes effective, the “Initial Merger Effective Time”).
The Redemption is to become effective immediately after the Initial Merger Effective Time, at which point PubCo will redeem and cancel the shares held by its initial shareholder and proceed with a reduction of its share capital for an amount equal to the nominal value of the redeemed shares.
The Second Merger is to become effective on the closing date on the day after the date of the effectiveness of the Initial Merger and the satisfaction of the conditions that are required to be satisfied at or prior to the Second Merger Effective Time, or such other time as Kensington and the Company may agree in writing (the time the Second Merger becomes effective, the “Second Merger Effective Time”).
Immediately prior to the Initial Merger, (i) each
Kensington
Class B ordinary share, par value $0.0001 (the “Kensington Class B Ordinary Shares”), issued and outstanding immediately prior to the Initial Merger Effective Time will be converted into and exchanged for one fully paid and nonassessable
Kensington
Class A ordinary share, $0.0001 par value (the “Kensington Class A Ordinary Shares” and together with the Kensington Class B Ordinary Shares, the “Kensington Ordinary Shares”), and (ii) each unit of
Kensington
(consisting of one Kensington Class A Ordinary Share and three-fourths of a Kensington public warrant to purchase Kensington Class A Ordinary Shares (such warrants, the “Kensington Public Warrants” and such units, the “Kensington Units”)) outstanding immediately prior to the Initial Merger Effective Time
will be detached and the holder thereof deemed to hold one Kensington Class A Ordinary Share and three-fourths of a Kensington Public Warrant in accordance with the terms of the applicable Kensington Unit
 (such conversion, the “Pre-Merger Conversion”)
.
At the Initial Merger Effective Time:

(a)
each Kensington Ordinary Share issued and outstanding immediately prior to the Initial Merger Effective Time but after the
Pre-Merger
Conversion (other than Kensington Class A Ordinary Shares validly submitted for redemption pursuant to Kensington’s amended and restated memorandum and articles of association) will be cancelled and cease to exist in exchange for a number of newly issued ordinary shares of PubCo with an accounting par value per share (“PubCo Ordinary Shares”) that is equal to the quotient obtained by dividing $17.00 by the volume-weighted average price for the Arrival shares with an accounting value per share for each of the ten consecutive trading days immediately preceding the fourth day prior to the Kensington shareholders meeting;

(b)
each Kensington Public Warrant and each warrant purchased by the Sponsor in a private placement in connection with Kensington’s initial public offering or in connection with the extensions of the time Kensington has to consummate an initial business combination outstanding after the
Pre-Merger
Conversion and immediately prior to the Initial Merger Effective Time will cease to be a warrant to acquire Kensington Class A Ordinary Shares and be assumed by PubCo and converted into a warrant to purchase a number of PubCo Ordinary Shares at an exercise price determined pursuant to the Warrant Agreement, dated as of August 12, 2021, by and between Kensington and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent; and

(c)
if there are any Kensington Ordinary Shares that are owned by Kensington as treasury shares or any Kensington Ordinary Shares owned by any direct or indirect subsidiary of Kensington immediately prior to the Initial Merger Effective Time, such Kensington Ordinary Shares will be canceled and cease to exist without any conversion thereof or payment or other consideration therefor.

At the Second Merger Effective Time:

(a)	each Arrival share issued and outstanding immediately prior to the Second Merger Effective Time will be cancelled and cease to exist and exchanged for one PubCo Ordinary Share;

(b)
each Arrival option outstanding immediately prior to the Second Merger Effective Time will be assumed by PubCo and converted into an option to purchase PubCo Ordinary Shares under the equity incentive plan to be adopted by PubCo in connection with the Proposed Transactions (the “Equity Plan”);

(c)	each award of Arrival restricted shares outstanding immediately prior to the Second Merger Effective Time will be converted into an award of restricted PubCo Ordinary Shares under the Equity Plan; and

(d)
each award of Arrival RSUs outstanding immediately prior to the Second Merger Effective Time will be assumed by PubCo and converted into an award of restricted share units representing the right to receive PubCo Ordinary Shares under the Equity Plan.

The Business Combination Agreement and the transactions contemplated thereby were approved by the boards of directors of both Kensington and Arrival, and, when formed, will be approved by the board of directors of PubCo.
The terms of the Business Combination Agreement, which contains customary representations and warranties, covenants, closing conditions, and other terms relating to the Business Combination and the other transactions contemplated thereby, are further described in the Company’s Current Report on
Form 8-K
filed with the SEC on April 7, 2023. The foregoing description of the Business Combination Agreement is qualified in its entirety by reference to the full text of the Business Combination Agreement, a copy of which is filed as Exhibit 2.1 to this Quarterly Report on
Form 10-Q,
and incorporated herein by reference.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Kensington Capital Acquisition Corp. V,” “Kensington,” “our,” “us” or “we” refer to Kensington Capital Acquisition Corp. V. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

As of March 31, 2023, we had not yet commenced operations. All activity for the period from March 19, 2021 (inception) through March 31, 2023 relates to our formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

On each of August 4, 2022 and February 15, 2023, in connection with the Extensions as described below, we consummated a private placement (each, an “Additional Private Placement” and collectively, the “Additional Private Placements”) of 3,680,000 warrants (each, an “Additional Private Placement Warrant” and collectively, the “Additional Private Placement Warrants”) at a price of $0.75 per Additional Private Placement Warrant, generating total proceeds of an aggregate of $5,520,000. The Additional Private Placement Warrants were purchased by the Sponsor and are substantially similar to the Private Placement Warrants issued to the Sponsor at the time of the Initial Public Offering. The Additional Private Placement Warrants were issued pursuant to, and are governed by, the Warrant Agreement that we entered into at the time of the Initial Public Offering. Upon closing of the Additional Private Placements, the proceeds received by us in connection with the issuance of the Additional Private Placement Warrants were deposited in the Trust Account.

Our management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

We initially had 12 months from the closing of the Initial Public Offering to consummate the initial Business Combination. However, if we anticipate that we may not be able to consummate the initial Business Combination within 12 months, we may, by resolution of our board of directors at the option of our Sponsor, extend the period of time we will have to consummate an initial Business Combination up to two times, each by an additional 6 months (for a total of up to an additional 12 months from the closing of the Initial Public Offering), subject to our Sponsor purchasing additional Private Placement Warrants. Our shareholders will not be entitled to vote on or redeem their shares in connection with any such extension. Pursuant to the terms of our amended and restated memorandum and articles of association (the “Memorandum and Articles”), in order to extend the period of time to consummate an initial Business Combination in such a manner, our Sponsor must purchase an additional 3,680,000 Private Placement Warrants, at a price of $0.75 per warrant, and deposit $0.10 per each Unit (for an aggregate of approximately $2.8 million), in proceeds into the Trust Account on or prior to the date of the applicable deadline, for each 6-month extension. On August 4, 2022 and February 15, 2023, we elected to extend the Combination Period by 6 months each time to August 17, 2023 (the “Extensions”)

If we are unable to complete a Business Combination by August 17, 2023 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, net of taxes payable (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period.

Proposed Business Combination

On April 6, 2023, we entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) with Arrival, a joint stock company (société anonyme) governed by the laws of the Grand Duchy of Luxembourg, having its registered office at 60A, rue des Bruyères, L-1274 Howald, Grand Duchy of Luxembourg and registered with the RCS under number B248209 (“Arrival”). Pursuant to the Business Combination Agreement, Arrival will cause one of its wholly-owned subsidiaries to cause a joint stock company (société anonyme) organized under the laws of the Grand Duchy of Luxembourg (“PubCo”) to be formed as soon as practicable and to become a party to the Business Combination Agreement.

The Business Combination Agreement provides that, among other things, (i) on the closing date, we will merge with and into PubCo (the “Initial Merger”), with PubCo being the surviving entity, (ii) immediately after the effectiveness of the Initial Merger, PubCo will redeem and cancel the shares held by its initial shareholder pursuant to a share capital reduction of PubCo (the “Redemption”), and (iii) immediately following the effectiveness of the Initial Merger and the Redemption, Arrival will merge with and into PubCo (the “Second Merger” and together with the Initial Merger and the Redemption, for purposes of this “Proposed Business Combination” section, the “Business Combination” and the Business Combination together with the other transactions related thereto, the “Proposed Transactions”), with PubCo being the surviving entity.

The Initial Merger is to become effective on the date and at the time at which the notarial deed of the sole shareholder’s resolutions of PubCo approving the Initial Merger has been duly published in the Recueil Electronique des Sociétés et Associations (the Luxembourg official gazette), subject to the execution of a plan of merger between PubCo and Kensington (the “Cayman Plan of Merger”) and the registration of the Cayman Plan of Merger and the filing of other documents required under the Cayman Islands Companies Act (As Revised) (the “Cayman Act”) with the Registrar of Companies of the Cayman Islands in accordance with the applicable provisions of the Cayman Act (the time the Initial Merger becomes effective, the “Initial Merger Effective Time”).

The Redemption is to become effective immediately after the Initial Merger Effective Time, at which point PubCo will redeem and cancel the shares held by its initial shareholder and proceed with a reduction of its share capital for an amount equal to the nominal value of the redeemed shares.

The Second Merger is to become effective on the closing date on the day after the date of the effectiveness of the Initial Merger and the satisfaction of the conditions that are required to be satisfied at or prior to the Second Merger Effective Time, or such other time as Kensington and the Company may agree in writing (the time the Second Merger becomes effective, the “Second Merger Effective Time”).

Immediately prior to the Initial Merger, (i) each Kensington Class B ordinary share, par value $0.0001 (the “Kensington Class B Ordinary Shares”), issued and outstanding immediately prior to the Initial Merger Effective Time will be converted into and exchanged for one fully paid and nonassessable Kensington Class A ordinary share, $0.0001 par value (the “Kensington Class A Ordinary Shares” and together with the Kensington Class B Ordinary Shares, the “Kensington Ordinary Shares”), and (ii) each unit of Kensington (consisting of one Kensington Class A Ordinary Share and three-fourths of a Kensington public warrant to purchase Kensington Class A Ordinary Shares (such warrants, the “Kensington Public Warrants” and such units, the “Kensington Units”)) outstanding immediately prior to the Initial Merger Effective Time will be detached and the holder thereof deemed to hold one Kensington Class A Ordinary Share and three-fourths of a Kensington Public Warrant in accordance with the terms of the applicable Kensington Unit (such conversion, the “Pre-Merger Conversion”).

At the Initial Merger Effective Time:

(a)

each Kensington Ordinary Share issued and outstanding immediately prior to the Initial Merger Effective Time but after the Pre-Merger Conversion (other than Kensington Class A Ordinary Shares validly submitted for redemption pursuant to Kensington’s amended and restated memorandum and articles of association) will be cancelled and cease to exist in exchange for a number of newly issued ordinary shares of PubCo with an accounting par value per share (“PubCo Ordinary Shares”) that is equal to the quotient obtained by dividing $17.00 by the volume-weighted average price for the Arrival shares with an accounting value per share for each of the ten consecutive trading days immediately preceding the fourth day prior to the Kensington shareholders meeting;

(b)

each Kensington Public Warrant and each warrant purchased by the Sponsor in a private placement in connection with Kensington’s initial public offering or in connection with the extensions of the time Kensington has to consummate an initial business combination outstanding after the Pre-Merger Conversion and immediately prior to the Initial Merger Effective Time will cease to be a warrant to acquire Kensington Class A Ordinary Shares and be assumed by PubCo and converted into a warrant to purchase a number of PubCo Ordinary Shares at an exercise price determined pursuant to the Warrant Agreement, dated as of August 12, 2021, by and between Kensington and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent; and

(c)

if there are any Kensington Ordinary Shares that are owned by Kensington as treasury shares or any Kensington Ordinary Shares owned by any direct or indirect subsidiary of Kensington immediately prior to the Initial Merger Effective Time, such Kensington Ordinary Shares will be canceled and cease to exist without any conversion thereof or payment or other consideration therefor.

At the Second Merger Effective Time:

(a)	each Arrival share issued and outstanding immediately prior to the Second Merger Effective Time will be cancelled and cease to exist and exchanged for one PubCo Ordinary Share;
(b)

each Arrival option outstanding immediately prior to the Second Merger Effective Time will be assumed by PubCo and converted into an option to purchase PubCo Ordinary Shares under the equity incentive plan to be adopted by PubCo in connection with the Proposed Transactions (the “Equity Plan”);

(c)	each award of Arrival restricted shares outstanding immediately prior to the Second Merger Effective Time will be converted into an award of restricted PubCo Ordinary Shares under the Equity Plan; and
(d)

each award of Arrival RSUs outstanding immediately prior to the Second Merger Effective Time will be assumed by PubCo and converted into an award of restricted share units representing the right to receive PubCo Ordinary Shares under the Equity Plan.

The Business Combination Agreement and the transactions contemplated thereby were approved by the boards of directors of both Kensington and Arrival, and, when formed, will be approved by the board of directors of PubCo.

The terms of the Business Combination Agreement, which contains customary representations and warranties, covenants, closing conditions, and other terms relating to the Business Combination and the other transactions contemplated thereby, are further described in the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2023. The foregoing description of the Business Combination Agreement is qualified in its entirety by reference to the full text of the Business Combination Agreement, a copy of which is filed as Exhibit 2.1 to this Quarterly Report on Form 10-Q, and incorporated herein by reference.

Liquidity and Going Concern

As of March 31, 2023, we had approximately $1.1 million in our operating bank account and working capital deficit of approximately $341,000.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from our Sponsor to cover for certain expenses on behalf of us in exchange for issuance of Founder Shares (as defined in Note 4 to Unaudited Condensed Financial Statements), and the loan from the Sponsor of approximately $150,000 under the Note (as defined in Note 4 to Unaudited Condensed Financial Statements), which was converted into a Working Capital Loan (as defined in Note 4 to Unaudited Condensed Financial Statements) on August 17, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Initial Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (see Note 4 to Unaudited Condensed Financial Statements). As of March 31, 2023 and December 31, 2022, the fair value of the Working Capital Loan was $150,000.

Based upon the analysis above, our management has determined that we do not have sufficient liquidity to meet our anticipated obligations through the liquidation date or the merger date. We have until August 17, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of our company. In connection with the Company’s assessment of going concern considerations in accordance with the ASC 205-40, our management has determined that the liquidity condition and mandatory liquidation, should a Business

Combination not occur, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 17, 2023. Our management plans to complete the business combination with Arrival prior to the mandatory liquidation date and expects to receive financing from our Sponsor or the affiliates of our Sponsor to meet our obligations through the time of liquidation or the completion of the business combination with Arrival; however no financing is currently committed. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Risks and Uncertainties

Our management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements. The specific impact on our financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any private investment in public equity (PIPE) financing or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination.

On December 27, 2022, the Treasury and Internal Revenue Service (“IRS”) issued a Notice 2023-2 (“Notice”), which provided interim guidance regarding the application of the corporate stock repurchase excise tax until the issuance of proposed regulations. The Notice excluded the distributions complete liquidation of a corporation from the base of the excise tax. The Notice also excludes from the scope of the excise tax any distribution made during the taxable year in which a corporation fully liquidates and dissolves, even if a distribution precedes the formal decision to liquidate.

Results of Operations

Our entire activity from March 19, 2021 (inception) through March 31, 2023 was in preparation for the Initial Public Offering and the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2023, we had a net loss of approximately $1.5 million, which consisted of a non-cash loss of approximately $3.2 million for the change in fair value of derivative warrant liabilities, approximately $1.0 million in general and administrative expenses, and $20,000 in administrative expenses-related party, partly offset by approximately $2.7 million of income from investments held in the Trust Account.

For the three months ended March 31, 2022, we had a net income of approximately $12.4 million, which consisted of a non-cash gain of approximately $12.6 million for the change in fair value of derivative warrant liabilities, a non-cash gain of $50,000 for the change in fair value of Working Capital Loan—related party, and approximately $191,000 of income from investments held in the Trust Account, partly offset by approximately $382,000 in general and administrative expenses, and $60,000 in administrative expenses-related party.

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

Service and Administrative Fees

On August 12, 2021, we entered into an agreement with DEHC LLC, an affiliate the Company’s Chief Financial Officer, pursuant to which we agreed to pay for service and administrative fees of $20,000 per month for 18 months (or February 12, 2023). For the three months ended March 31, 2023 and 2022, the Company incurred $20,000 and $60,000, respectively, for such expenses, included as general and administrative expenses-related party on the statements of operations contained herein. As of March 31, 2023 and 2022, we had paid in full for such services.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 27,600,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets as of March 31, 2023 and December 31, 2022.

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

Net (Loss) Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net (loss) income per ordinary share is calculated by dividing the net (loss) income by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net (loss) income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 39,420,000 Class A ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. The Company has considered the effect of Class B ordinary shares that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company has included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Remeasurement of the redeemable Class A ordinary shares is excluded from net loss per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of March 31, 2023.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 15, 2023, the Company consummated an Additional Private Placement of 3,680,000 Additional Private Placement Warrants at a price of $0.75 per Additional Private Placement Warrant, generating total proceeds of $2,760,000. The Additional Private Placement Warrants were purchased by the Sponsor and are substantially similar to the Private Placement Warrants issued to the Sponsor at the time of the Company’s Initial Public Offering. The Additional Private Placement Warrants have been issued pursuant to, and are governed by, the Warrant Agreement that the Company entered into at the time of the Initial Public Offering.

Upon closing of the Additional Private Placement, the proceeds received by the Company in connection with the issuance of the Additional Private Placement Warrants were deposited in the Trust Account. In accordance with the Memorandum and Articles, the Combination Period was extended by six months to August 17, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

2.1	Business Combination Agreement, dated as of April 6, 2023, between Kensington and Arrival (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 7, 2023).

10.1	Sponsor Support Agreement, dated as of April 6, 2023, by and among the Sponsor, Kensington and Arrival (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 7, 2023).

10.2	Form of Registration Rights and Lock-Up Agreement by and among PubCo, the Sponsor and certain shareholders of Arrival (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 7, 2023).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

KENSINGTON CAPITAL ACQUISITION CORP. V

Date: May 15, 2023	By:	/s/ Justin Mirro
	Name:	Justin Mirro
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Daniel Huber
	Name:	Daniel Huber
	Title:	Chief Financial Officer (Principal Financial Officer)