Form 10-Q
period 2023-06-30
Kensington Capital Acquisition Corp. V
filed 2023-08-11
CIK 1865407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
to

KENSINGTON CAPITAL ACQUISITION CORP. V
(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	001-40741	98-1592043
(State or other jurisdiction	(Commission	(l.R.S. Employer
of incorporation)	File Number)	Identification No.)

1400 Old Country Road, Suite 301	11590
Westbury, New York	(Zip Code)
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code: (703)
674-6514
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A	KCGI.U	The New York Stock Exchange
ordinary share, $0.0001 par value, and
three-fourths of one redeemable warrant
Class A ordinary shares	KCGI	The New York Stock Exchange
Redeemable warrants, each whole warrant	KCGI WS	The New York Stock Exchange
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
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
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
of the Exchange Act). Yes  ☒     No  ☐
As of August 1
1
, 2023, 27,600,000 Class A ordinary shares, par value $0.0001 per share, and 6,900,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

KENSINGTON CAPITAL ACQUISITION CORP. V

Quarterly Report on Form 10-Q

i

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Financial Statements
KENSINGTON CAPITAL ACQUISITION CORP. V
CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash	$1,001,441	$1,235,676
Prepaid expenses	62,306	142,668

Total current assets	1,063,747	1,378,344
Investments held in Trust Account	291,057,066	283,042,286

Total Assets	$292,120,813	$284,420,630

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	223,215	$18,507
Accrued expenses	2,064,648	657,627

Total current liabilities	2,287,863	676,134
Working Capital Loan—related party	150,000	150,000
Deferred underwriting commissions in connection with the initial public offering	9,660,000	9,660,000
Derivative warrant liabilities	3,153,600	6,075,800

Total Liabilities	15,251,463	16,561,934
Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, 27,600,000 shares at redemption value of approximately $10.54 and $10.25 per share at June 30, 2023 and December 31, 2022, respectively	290,957,066	282,942,286
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 100,000,000 shares authorized; no non-redeemable shares issued or outstanding at June 30, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 6,900,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	690	690
Additional paid-in capital	—	—
Accumulated deficit	(14,088,406)	(15,084,280)

Total shareholders’ deficit	(14,087,716)	(15,083,590)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$292,120,813	$284,420,630

The accompanying notes are an integral part of these unaudited condensed financial statements.

KENSINGTON CAPITAL ACQUISITION CORP. V
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative expenses	$883,661	$374,765	$1,906,326	$756,924
Administrative expenses—related party	—	60,000	20,000	120,000

Loss from operations	(883,661)	(434,765)	(1,926,326)	(876,924)

Other income:
Change in fair value of derivative warrant liabilities	6,701,400	12,824,000	3,474,200	25,441,000
Change in fair value of Working Capital Loan—related party	—	—	—	50,000
Income from investments held in Trust Account	2,522,626	308,945	5,254,780	499,847

Total other income	9,224,026	13,132,945	8,728,980	25,990,847

Net income	$8,340,365	$12,698,180	$6,802,654	$25,113,923

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	27,600,000	27,600,000	27,600,000	27,600,000

Basic and diluted net income per share, Class A ordinary shares	$0.24	$0.37	$0.20	$0.73

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	6,900,000	6,900,000	6,900,000	6,900,000

Basic and diluted net income per share, Class B ordinary share s	$0.24	$0.37	$0.20	$0.73

The accompanying notes are an integral part of these unaudited condensed financial statements.

KENSINGTON CAPITAL ACQUISITION CORP. V
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For The Three and Six Months Ended June 30, 2023

			Additional Paid-in Capital		Total Shareholders’ Deficit
	Class B Ordinary Shares			Accumulated Deficit
	Shares	Amount
Balance—December 31, 2022	6,900,000	$690	$—	$(15,084,280)	$(15,083,590)
Excess of cash received over fair value of Additional Private Placement Warrants	—	—	2,208,000	—	2,208,000
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	—	—	(2,208,000)	(3,284,154)	(5,492,154)
Net loss	—	—	—	(1,537,711)	(1,537,711)

Balance—March 31, 2023	6,900,000	$690	$—	$(19,906,145)	$(19,905,455)
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	—	—	—	(2,522,626)	(2,522,626)
Net income	—	—	—	8,340,365	8,340,365
Balance—June 30, 2023	6,900,000	$690	$—	$(14,088,406)	$(14,087,716)

For The Three and Six Months Ended June 30, 2022

			Additional Paid-in Capital		Total Shareholders’ Deficit
	Class B Ordinary Shares			Accumulated Deficit
	Shares	Amount
Balance—December 31, 2021	6,900,000	$690	$—	$(39,628,234)	$(39,627,544)
Net income	—	—	—	12,415,743	12,415,743

Balance—March 31, 2022	6,900,000	$690	$—	$(27,212,491)	$(27,211,801)
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	—	—	—	(457,180)	(457,180)
Net income	—	—	—	12,698,180	12,698,180

Balance—June 30, 2022	6,900,000	$690	$—	$(14,971,491)	$(14,970,801)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KENSINGTON CAPITAL ACQUISITION CORP. V
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$6,802,654	$25,113,923
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(3,474,200)	(25,441,000)
Change in fair value of Working Capital Loan—related party	—	(50,000)
Income from investments held in Trust Account	(5,254,780)	(499,847)
Changes in operating assets and liabilities:
Prepaid expenses	80,362	48,871
Accounts payable	204,708	(32,229)
Accrued expenses	1,407,021	392,449

Net cash used in operating activities	(234,235)	(467,833)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(2,760,000)	—

Net cash used in investing activities	(2,760,000)	—

Cash Flows from Financing Activities:
Proceeds received from private placement	2,760,000	—

Net cash provided by financing activities	2,760,000	—

Net change in cash	(234,235)	(467,833)

Cash—beginning of the period	1,235,676	2,014,340

Cash—end of the period	$1,001,441	$1,546,507

Supplemental disclosure of non-cash activities:
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	$5,254,780	$457,180
The accompanying notes are an integral part of these unaudited condensed financial statements.

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Kensington
 Capital Acquisition Corp. V (the “Company” or “Kensington”) was incorporated on
March 19, 2021
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
As of June 30, 2023, the Company had not commenced any operations. All activity for the period from March 19, 2021 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, its search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Upon closing of the Initial Public Offering and the Initial Private Placement , $276.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and of the Private Placement Warrants in the Initial Private Placement were placed in a trust account (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
On each of August
4
,
2022
and February
15
,
2023
, in connection with the Extensions as described below, the Company consummated an additional private placement (each, an “ Additional Private Placement” and collectively, the “Additional Private Placements”) of
3,680,000
warrants (each, an “Additional Private Placement Warrant” and collectively, the “Additional Private Placement Warrants”) at a price of $
0.75
per Additional Private Placement Warrant, generating total proceeds of an aggregate of approximately $
5.5
 million. The Additional Private Placement Warrants were purchased by the Sponsor and are substantially similar to the Private Placement Warrants issued to the Sponsor at the time of the Company’s Initial Public Offering. The Additional Private Placement Warrants were issued pursuant to, and are governed by, the Warrant Agreement that the Company entered into at the time of the Initial Public Offering. Upon closing of the Additional Private Placements, the proceeds received by the Company in connection with the issuance of the Additional Private Placement Warrants were deposited in the Trust Account.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete an initial Business Combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount). However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a
c
ontrolling
i
nterest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The Company will provide holders of the Company’s outstanding Class A ordinary shares, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes, net of taxes payable (redemption value was approximately $10.54 per Public Share as of June 30, 2023), calculated as of two business days prior to the initial Business Combination. The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a shareholder vote is not required by applicable law or stock exchange rule and the Company does not decide to hold a shareholder vote for business or other reasons , the Company will, pursuant to its amended and restated memorandum and articles of association (the “Memorandum and Articles”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“ SEC”) and file tender offer documents with the SEC prior to completing a Business Combination . If, however, shareholder approval of the transaction is required by applicable law or stock exchange rule, or the Company decides to obtain shareholder approval for business or reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote any Founder Shares (as defined below in Note 4) and any Public Shares held by them in favor of a Business Combination.
The Memorandum and Articles provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company. The Sponsor and the Company’s officers and directors (the “initial shareholders”) agreed, pursuant to a letter agreement with the Company, that they will not propose any amendment to the Memorandum and Articles (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination by August 17, 2023 (the “Combination Period”) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial
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
The Company initially had 12 months from the closing of the Initial Public Offering to consummate the initial Business Combination. However, if the Company anticipates that it may not be able to consummate the initial Business Combination within 12 months, the Company may, by resolution of its board of directors at the option of the Sponsor, extend the period of time the Company will have to consummate an initial Business Combination up to two times , each by an additional 6 months (for a total of up to an additional 12 months from the closing of the Initial Public Offering), subject to the Sponsor purchasing additional Private Placement Warrants. The Company’s shareholders will not be entitled to vote on or redeem their shares in connection with any such extension. Pursuant to the terms of the Memorandum and Articles, in order to extend the period of time to consummate an initial Business Combination in such a manner, the Sponsor must purchase an additional 3,680,000 Private Placement Warrants, at a price of $0.75 per warrant, and deposit $0.10 per each Unit (for an aggregate of approximately $2.8 million), in proceeds into the Trust Account on or prior to the date of the applicable deadline, for each
6-month
extension. On August 4, 2022 and February 15, 2023, the Company elected to extend the Combination Period by 6 months each time to August 17, 2023 (the “Extensions”) (see Note 10). On July 28, 2023, the Company filed a definitive proxy statement for the solicitation of proxies in connection with an extraordinary general meeting (the “Extraordinary General Meeting”) of the Company’s shareholders to be held on August 15, 2023 to consider and vote on, among other proposals, an amendment to the Company’s Memorandum and Articles to extend the date by which the Company must consummate a business combination from August 17, 2023 to August 17, 2024 (the “Extension Amendment Proposal”).

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
If the Extension Amendment Proposal is not approved at the Extraordinary General Meeting, the Company will (i) cease all operations except for
the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes, net of taxes payable (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any) , and (iii) as promptly as reasonably possible following such redemption , subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period.
The initial shareholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. ln the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only, or less than, $10.00. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Further, Section 102(b)(l) of the JOBS Act exempts emerging growth companies from being required to comply with
new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.
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
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally I% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any private investment in public equity (PIPE) financing or other equity issuances in connection with a Business Combination ( or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.
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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Termination of Business Combination Agreement
On April 6, 2023, the Company entered into a business combination agreement (the “
B
usiness Combinatio
n
Agreemen
t
”) with Arrival, a joint stock company (
société anonyme
) governed by the laws of the Grand Duchy of Luxembourg, having its registered office at 60A, rue des Bruyères,
L-1274
Howald, Grand Duchy of Luxembourg and registered with the RCS under number B248209 (“Arrival”).
Effective as of July 3, 2023 and in accordance with Section 9.01(a) of the Business Combination Agreement, the Company and Arrival mutually agreed to terminate the Business Combination Agreement, pursuant to a letter agreement between Arrival and the Company (the “Termination Letter”).
Liquidity and Going Concern
As of June 30, 2023, the Company had approximately $1.0 million in its operating bank account and a working capital deficit of approximately $1.2 million.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company in exchange for issuance of Founder Shares (as defined in Note 4), and the loan from the Sponsor of approximately $150,000 under the Note (as defined in Note 4), which was converted into a Working Capital Loan (as defined in Note 4) on August 17, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Initial Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2023 and December 31, 2022, the fair value of the Working Capital Loan was $150,000 (see Note 4).
Based upon the analysis above, management has determined that the Company does not have sufficient liquidity to meet its anticipated obligations through the liquidation date or consummation of a merger. The Company has proposed to amend the Company’s Memorandum and Articles to extend the date by which the Company must consummate a business combination from August 17, 2023 to August 17, 2024, subject to shareholder approval. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. In connection with the Company’s assessment of going concern considerations in accordance with the ASC
205-40,
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
Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future period.

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
The
Company
has
corrected this typographical error in the accompanying unaudited condensed statements of changes in shareholders’ deficit
.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2023 and December 31, 2022.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.
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
T
opic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 27,600,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’
deficit
section of the Company’s condensed balance sheets.
Effective with the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Net Income per Ordinary Share
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
The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 39,420,000 Class A ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. The Company has considered the effect of Class B ordinary shares that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company has included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Remeasurement of the redeemable Class A ordinary shares is excluded from net income per share as the redemption value approximates fair value.
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For The Three Months Ended June 30, 2023		For The Three Months Ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic and Diluted net income per ordinary share:
Numerator:
Allocation of net income	$6,672,292	$1,668,073	$10,158,544	$2,539,636
Denominator:
Basic and Diluted weighted average ordinary shares outstanding	27,600,000	6,900,000	27,600,000	6,900,000

Basic and Diluted net income per ordinary share	$0.24	$0.24	$0.37	$0.37

	For The Six Months Ended June 30, 2023		For The Six Months Ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic and Diluted net income per ordinary share:
Numerator:

Allocation of net income	$5,442,123	$1,360,531	$20,091,138	$5,022,785
Denominator:
Basic and Diluted weighted average ordinary shares outstanding	27,600,000	6,900,000	27,600,000	6,900,000

Basic and Diluted net income per ordinary share	$0.20	$0.20	$0.73	$0.73

1
2

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC
740
, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed de minimis as of June 30, 2023 and December 31, 2022 and a full valuation allowance was recorded against such deferred tax assets
.
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2023 and December 31, 2022.
The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements
. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.
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

1
3

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
NOTE 4. RELATED PARTY TRANSACTIONS
Founder Shares
On June 30, 2021, the Sponsor paid $25,000 to cover for certain expenses on behalf of the Company in exchange for issuance of 7,475,000 of the Company’s Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”). Shares and the associated amounts have been retroactively restated to reflect: (i) the surrender of 1,006,250 Class B ordinary shares to the Company for no consideration on August 6, 2021; and (ii) the share issue of 431,250 Class B ordinary shares on August 12, 2021; resulting in an aggregate of 6,900,000 Class B ordinary shares outstanding. The initial shareholders agreed to forfeit up to 900,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters fully exercised the over-allotment on August 17, 2021; thus, these 900,000 Founder Shares were no longer subject to forfeiture.
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
On each of August 4, 2022 and February 15, 2023, the Company consummated the Additional Private Placements of 3,680,000 Additional Private Placement Warrants at a price of $0.75 per Additional Private Placement Warrant, generating total proceeds of approximately $5.5 million. The Additional Private Placement Warrants were purchased by the Sponsor and are substantially similar to the Private Placement Warrants issued to the Sponsor at the time of the Company’s Initial Public Offering. The Additional Private Placement Warrants have been issued pursuant to, and are governed by, the Warrant Agreement that the Company entered into at the time of the Initial Public Offering.
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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required
(“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans could be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discreti
o
n,
up
to $
2,000,000
of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $
0.75
per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Company has drawn $
150,000
under the Note, which was converted into a Working Capital Loan on August 17, 2021
. As of June 30, 2023 (unaudited) and December 31
,
2022
, fair value of this Working Capital Loan was $
150,000
in the accompanying condensed balance sheets.
Service and Administrative Fees
On August 12, 2021, the Company entered into
an
agreement with DEHC LLC, an affiliate of the Company’s Chief Financial Officer, pursuant to which the Company agreed to pay for service and administrative fees of $20,000 per month for 18 months (or February 12, 2023). For the three months ended June 30, 2023 and 2022, the Company incurred $0 and $60,000, respectively, for such expenses, included as general and administrative expenses-related party on the condensed
statements of operations contained herein. For the six months ended June 30, 2023 and 2022, the Company incurred $20,000 and $120,000, respectively, for such expenses, included as general and administrative expenses-related party on the condensed
statements of operations contained herein. As of June 30, 2023 and December 31, 2022, the Company had no outstanding balance for services in connection with such agreement.
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
NOTE 6. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 27,600,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.

1
5

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The Class A ordinary shares subject to possible redemption reflected on the condensed balanc
e
sheets
are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2021	$276,000,000
Plus:
Increase redemption value of Class A ordinary shares subject to possible redemption in connection with extension payment made by the Sponsor	2,760,000
Remeasurement of Class A ordinary shares subject to possible redemption amount	4,182,286

Class A ordinary shares subject to possible redemption, December 31, 2022	$282,942,286
Plus:
Increase redemption value of Class A ordinary shares subject to possible redemption in connection with extension payment made by the Sponsor	2,760,000
Remeasurement of Class A ordinary shares subject to possible redemption amount	5,254,780

Class A ordinary shares subject to possible redemption, June 30, 2023 (unaudited)	$290,957,066

NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares-
The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares-
The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 27,600,000 Class A ordinary shares issued and outstanding, which were all subject to possible redemption and have been classified as temporary equity (see Note 6).
Class
 B Ordinary Shares-
The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 6,900,000 Class B ordinary shares issued and outstanding, which amounts have been adjusted to reflect the share surrendered as discussed in Note 4.
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

1
6

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of
the amounts issued in the Proposed Offering and related to the closing of the initial Business Combination, including pursuant to a specified future issuance, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted ( unless the holders of a majority of the then-outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance, including a specified future issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued or issuable to any seller in the initial Business Combination).
NOTE 8. DERIVATIVE WARRANT LIABILITIES
As of June 30, 2023, the Company had 20,700,000 Public Warrants and 18,720,000 Private Placement Warrants outstanding. As of December 31, 2022, the Company had 20,700,000 Public Warrants and 15,040,000 Private Placement Warrants outstanding.
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

1
7

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Redemption of warrants for cash when the price per Class A ordinary share equals or exceeds $18.00:
Once the warrants
b
ecom
e
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
NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:
June 30, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—Money Market Funds	$291,057,066		$—	$—
Liabilities:
Derivative Warrant Liabilities—Public Warrants	$1,656,000		$—	$—
Derivative Warrant Liabilities—Private Warrants	$—	$		$1,497,600
Working Capital Loan – Related Party	$—		$—	$150,000
December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—Money Market Funds (1)	$283,041,710	$—	$—
Liabilities:
Derivative Warrant Liabilities—Public Warrants	$3,519,000	$—	$—
Derivative Warrant Liabilities—Private Warrants	$—	$—	$2,556,800
Working Capital Loan – Related Party	$—	$—	$150,000

(1)	Excludes $576 of cash balance held within the Trust Account as of December 31, 2022
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the three and six months ended June 30, 2023 or 2022.

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Level 1 assets include investments in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The estimated fair value of the Private Placement Warrants and Working Capital Loan is determined using Black-Scholes opti on
pricing mode
l
. For the three months ended June 30, 2023 and 2022, the Company recognized a non-operating
gain from the change in fair value of derivative warrant liabilities of approximately $6.7 million and $12.8 million, respectively, and no change in fair value of the working capital loan in the accompanying unaudited statements of operations. For the six months ended June 30, 2023 and 2022, the Company recognized a
non-operating
gain from the change in fair value of derivative warrant liabilities of approximately $3.5 million and $25.4 million, respectively, and a non-operating
gain from the change in fair value of the working capital loan of $0 and $50,000, respectively, in the accompanying unaudited statements of operations
.
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
The following table provides quantitative information regarding Level 3 fair value measurements input for Private Placement Warrants, and Working Capital Loan at their measurement dates:

	As of June 30, 2023	As of December 31, 2022
Exercise price	$11.50	$11.50
Stock price	$10.55	$10.20
Volatility	4.7%	4.40%
Term (years)	5.67	5.42
Risk-free rate	4.00%	3.91%
Dividend yield	0.00%	0.00%
(Note: To determine the fair value of the Working Capital Loan, the Company relied on the inputs of the Private Placement Warrants, as the warrants that would be converted from the Working Capital Loan would be identical to the Private Placement Warrants.)
The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the period from December 31, 2021 through June 30, 2023, is summarized as follows:

Derivative warrant liabilities as of December 31, 2021	$11,360,000
Issuance of Additional Private Placement Warrants	478,400
Change in fair value of derivative warrant liabilities	(9,281,600)

Derivative warrant liabilities as of December 31, 2022	$2,556,800
Issuance of Additional Private Placement Warrants	552,000
Change in fair value of derivative warrant liabilities	(1,611,200)

Derivative warrant liabilities as of June 30, 2023 (unaudited)	$1,497,600

1
9

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The change in the fair value of the Working Capital Loan-related party, measured usin
g
Level
3
inputs, for the period from December 31, 2021 through June 30, 2023, is summarized as follows:

Working Capital Loan - related party as of December 31, 2021	$200,000
Change in fair value of Working Capital Loan - related party	(50,000)

Working Capital Loan - related party as of December 31, 2022	$150,000
Change in fair value of Working Capital Loan - related party	—

Working Capital Loan - related party as of June 30, 2023 (unaudited)	$150,000

NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the unaudited condensed financial statements, except as noted below.
Termination of Business Combination Agreement
On April 6, 2023, the Company entered into the Business Combination Agreement with Arrival. Effective as of July 3, 2023 and in accordance with Section 9.01(a) of the Business Combination Agreement, the Company and Arrival mutually agreed to terminate the Business Combination Agreement, pursuant to the Termination Letter. Under the Termination Letter, the Company waived and released all claims or causes of action against Arrival and its
Non-Party
Affiliates (as defined in the Termination Letter), and Arrival waived and released all claims or causes of action against the Company and its
Non-Party
Affiliates, that have been or could have been, could now be, or could in the future be based upon, in respect of, arise under, out or by reason of, be connected with, or relate in any manner to the Business Combination Agreement or any other Transaction Document (as defined in the Business Combination Agreement), or the negotiation, execution, or performance or non-performance
of the Business Combination Agreement or any other Transaction Document (including any representation or warranty made in, in connection with, or as an inducement to, the Business Combination Agreement or any other Transaction Document).
The terms of the Termination Letter are further described in the Company’s Current Report on Form 8-K filed
with the SEC on July 3, 2023. The foregoing description of the Termination Letter is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q
and incorporated herein by reference.
Proposed Amended and Restated Memorandum and Articles of Association
On July 28, 2023, the Company filed a definitive proxy statement for the solicitation of proxies in connection with the Extraordinary General Meeting of the Company’s shareholders to be held on August 15, 2023 to consider and vote on, among other proposals, an amendment to the Company’s Memorandum and Articles to extend the date by which the Company must consummate a business combination from August 17, 2023 to August 17, 2024.

2
0

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21 E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward -looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may, “ “should, “ “could, “ “would, “ “expect, “ “plan, “ “anticipate, “ “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on March 19, 2021. We were incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

As of June 30, 2023, we had not yet commenced operations. All activity for the period from March 19, 2021 (inception) through June 30, 2023 relates to our formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (the “Initial Private Placement” and together with the Additional Private Placements (as defined below), the “Private Placements”) of 11,360,000 warrants (each, a “Private Placement Warrant” and collectively with the Additional Private Placement Warrants ( as defined below), the “Private Placement Warrants”) at a price of $0.75 per Private Placement Warrant to our Sponsor, generating proceeds of approximately $8.5 million.

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

We initially had 12 months from the closing of the Initial Public Offering to consummate the initial Business Combination. However, we were able, by resolution of our board of directors at the option of our Sponsor, to extend the period of time we had to consummate an initial Business Combination up to two times, each by an additional 6 months (for a total of up to an additional 12 months from the closing of the Initial Public Offering), subject to our Sponsor purchasing additional Private Placement Warrants. Pursuant to the terms of our amended and restated memorandum and articles of association (the “Memorandum and Articles”), in order to extend the period of time to consummate an initial Business Combination in such a manner, our Sponsor was required to purchase an additional 3,680,000 Private Placement Warrants, at a price of $0.75 per warrant, and deposit $0.10 per each Unit (for an aggregate of approximately $2.8 million), in proceeds into the Trust Account on or prior to the date of the applicable deadline, for each 6-month extension. On August 4, 2022 and February 15, 2023, we elected to extend the Combination Period by 6 months each time to August 17, 2023 (the “Extensions”). On July 28, 2023, we filed a definitive proxy statement for the solicitation of proxies in connection with an extraordinary general meeting (the “Extraordinary General Meeting”) of the Company’s shareholders to be held on August 15, 2023 to consider and vote on, among other proposals, an amendment to the Company’s Memorandum and Articles to extend the date by which the Company must consummate a business combination from August 17, 2023 to August 17, 2024 (the “Extension Amendment Proposal”).

If the Extension Amendment Proposal is not approved at the Extraordinary General Meeting, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, net of taxes payable (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period.

Termination of Business Combination

On April 6, 2023, we entered into a business combination agreement (the “Business Combination Agreement”) with Arrival, a joint stock company (société anonyme) governed by the laws of the Grand Duchy of Luxembourg, having its registered office at 60A, rue des Bruyères, L-1274 Howald, Grand Duchy of Luxembourg and registered with the RCS under number B248209 (“Arrival”).

Effective as of July 3, 2023 and in accordance with Section 9.01(a) of the Business Combination Agreement, the Company and Arrival mutually agreed to terminate the Business Combination Agreement, pursuant to a letter agreement between Arrival and the Company (the “Termination Letter”). Under the Termination Letter, the Company waived and released all claims or causes of action against Arrival and its Non-Party Affiliates (as defined in the Termination Letter), and Arrival waived and released all claims or causes of action against the Company and its Non-Party Affiliates, that have been or could have been, could now be, or could in the future be based upon, in respect of, arise under, out or by reason of, be connected with, or relate in any manner to the Business Combination Agreement or any other Transaction Document (as defined in the Business Combination Agreement), or the negotiation, execution, or performance or non-performance of the Business Combination Agreement or any other Transaction Document (including any representation or warranty made in, in connection with, or as an inducement to, the Business Combination Agreement or any other Transaction Document).

The terms of the Termination Letter are further described in the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2023. The foregoing description of the Termination Letter is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Liquidity and Going Concern

As of June 30, 2023, we had approximately $1.0 million in our operating bank account and working capital deficit of approximately $1.2 million.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from our Sponsor to cover for certain expenses on behalf of us in exchange for issuance of Founder Shares (as defined in Note 4 to Unaudited Condensed Financial Statements), and the loan from the Sponsor of approximately $150,000 under the Note (as defined in Note 4 to Unaudited Condensed Financial Statements), which was converted into a Working Capital Loan (as defined in Note 4 to Unaudited Condensed Financial Statements) on August 17, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Initial Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (see Note 4 to Unaudited Condensed Financial Statements). As of June 30, 2023 and December 31, 2022, the fair value of the Working Capital Loan was $150,000.

Based upon the analysis above, management has determined that we do not have sufficient liquidity to meet our anticipated obligations through the liquidation date or consummation of a merger. We proposed to amend the Company’s Memorandum and Articles to extend the date by which the Company must consummate a business combination from August 17, 2023 to August 17, 2024, subject to shareholder approval. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of our company. In connection with the Company’s assessment of going concern considerations in accordance with the ASC 205-40, our management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern.

Risks and Uncertainties

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1 % of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any private investment in public equity (PIPE) financing or other equity issuances in connection with a Business Combination ( or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination.

On December 27, 2022, the Treasury and Internal Revenue Service (“IRS”) issued a Notice 2023-2 (‘‘Notice”), which provided interim guidance regarding the application of the corporate stock repurchase excise tax until the issuance of proposed regulations. The Notice excluded the distributions complete liquidation of a corporation from the base of the excise tax. The Notice also excludes from the scope of the excise tax any distribution made during the taxable year in which a corporation fully liquidates and dissolves, even if a distribution precedes the formal decision to liquidate.

Results of Operations

Our entire activity from March 19, 2021 (inception) through June 30, 2023 was in preparation for the Initial Public Offering and the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2023, we had a net income of approximately $8.3 million, which consisted of a non-cash gain of approximately $6.7 million for the change in fair value of derivative warrant liabilities and approximately $2.5 million of income from investments held in the Trust Account, partly offset by approximately $0.9 million in general and administrative expenses.

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

For the six months ended June 30, 2023, we had a net income of approximately $6.8 million, which consisted of a non-cash gain of approximately $3.5 million for the change in fair value of derivative warrant liabilities and approximately $5.2 million of income from investments held in the Trust Account, partly offset by approximately $1.9 million in general and administrative expenses, and $20,000 in administrative expenses-related party.

For the six months ended June 30, 2022, we had a net income of approximately $25.1 million, which consisted of a non-cash gain of approximately $25.4 million for the change in fair value of derivative warrant liabilities, a non-cash gain of $50,000 for the change in fair value of Working Capital Loan-related party, and approximately $500,000 of income from investments held in the Trust Account, partly offset by approximately $757,000 in general and administrative expenses, and $120,000 in administrative expenses-related party.

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

Service and Administrative Fees

On August 12, 2021, we entered into an agreement with DEHC LLC, an affiliate the Company’s Chief Financial Officer, pursuant to which we agreed to pay for service and administrative fees of $20,000 per month for 18 months (or February 12, 2023). For the three months ended June 30, 2023 and 2022, the Company incurred $0 and $60,000, respectively, for such expenses, included as general and administrative expenses-related party on the statements of operations contained herein. For the six months ended June 30, 2023 and 2022, the Company incurred $20,000 and $120,000, respectively, for such expenses, included as general and administrative expenses-related party on the statements of operations contained herein. As of June 30, 2023 and 2022, we had paid in full for such services.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 27,600,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets as of June 30, 2023 and December 31, 2022.

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

Net Income per Ordinary Share

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

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 39,420,000 Class A ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. The Company has considered the effect of Class B ordinary shares that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company has included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Remeasurement of the redeemable Class A ordinary shares is excluded from net income per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2023.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on April 03, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

2.1	Business Combination Agreement, dated as of April 6, 2023, between Kensington and Arrival (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 7, 2023).

10.1	Sponsor Support Agreement, dated as of April 6, 2023, by and among the Sponsor, Kensington and Arrival (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 7, 2023).

10.2	Form of Registration Rights and Lock-Up Agreement by and among PubCo, the Sponsor and certain shareholders of Arrival (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 7, 2023).

10.3	Termination Letter, dated July 3, 2023, between Kensington and Arrival (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2023).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENSINGTON CAPITAL ACQUISITION CORP. V

Date: August 11, 2023		/s/ Justin Mirro
	Name:	Justin Mirro
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2023		/s/ Daniel Huber
	Name:	Daniel Huber
	Title:	Chief Financial Officer (Principal Financial Officer)

30