Form 10-Q
period 2023-09-30
Kensington Capital Acquisition Corp. V
filed 2023-11-14
CIK 1865407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

KENSINGTON CAPITAL ACQUISITION CORP. V
(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	001-40741	98-1592043
(State or other jurisdiction	(Commission	(l.R.S. Employer
of incorporation)	File Number)	Identification No.)

1400 Old Country Road , Suite 301	11590
Westbury , New York	(Zip Code)
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
of the Exchange Act).    Yes   ☒     No   ☐
As of November 7, 2023, 4,542,733 Class A ordinary shares, par value $0.0001 per share, and 6,900,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

KENSINGTON CAPITAL ACQUISITION CORP. V

Quarterly Report on Form 10-Q

i

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Financial Statements
KENSINGTON CAPITAL ACQUISITION CORP. V
CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash	$1,392,181	$1,235,676
Prepaid expenses	176,642	142,668

Total current assets	1,568,823	1,378,344
Investments held in Trust Account	48,576,551	283,042,286

Total Assets	$50,145,374	$284,420,630

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$139,877	$18,507
Accrued expenses	2,130,238	657,627
Working Capital Loan -current related party	950,250	—

Total current liabilities	3,220,365	676,134
Working Capital Loan -related party	150,000	150,000
Deferred underwriting commissions in connection with the initial public offering	9,660,000	9,660,000
Derivative warrant liabilities	4,730,400	6,075,800

Total Liabilities	17,760,765	16,561,934

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, 4,542,733 and 27,600,000 shares at redemption value of approximately $10.67 and $10.25 per share at September 30, 2023 and December 31, 2022, respectively	48,476,551	282,942,286

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at September 30, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 100,000,000 shares authorized; no non-redeemable shares issued or outstanding at September 30, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 6,900,000 shares issued and outstanding at September 30, 2023 and December 31, 2022	690	690
Additional paid-in capital	—	—
Accumulated deficit	(16,092,632)	(15,084,280)

Total shareholders’ deficit	(16,091,942)	(15,083,590)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$50,145,374	$284,420,630

The accompanying notes are an integral part of these unaudited condensed financial statements.

KENSINGTON CAPITAL ACQUISITION CORP. V
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative expenses	$387,426	$156,734	$2,293,752	$913,658
Administrative expenses—related party	40,000	60,000	60,000	180,000

Loss from operations	(427,426)	(216,734)	(2,353,752)	(1,093,658)
Other income:
Change in fair value of derivative warrant liabilities	(1,576,800)	1,529,400	1,897,400	26,970,400
Change in fair value of Working Capital Loan—related party	—	—	—	50,000
Income from investments held in Trust Account	3,482,834	1,258,734	8,737,614	1,758,581

Total other income	1,906,034	2,788,134	10,635,014	28,778,981

Net income	$1,478,608	$2,571,400	$8,281,262	$27,685,323

Weighted average shares outstanding of Class A ordinary share, basic and diluted	15,820,744	27,600,000	23,630,434	27,600,000

Basic and diluted net income per share, Class A ordinary share	$0.07	$0.07	$0.27	$0.80

Weighted average shares outstanding of Class B ordinary share, basic and diluted	6,900,000	6,900,000	6,900,000	6,900,000

Basic and diluted net income per share, Class B ordinary share	$0.07	$0.07	$0.27	$0.80

The accompanying notes are an integral part of these unaudited condensed financial statements.

KENSINGTON CAPITAL ACQUISITION CORP. V
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For The Three and Nine Months Ended September 30, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance—December 31, 2022	—	$—	6,900,000	$690	$—	$(15,084,280)	$(15,083,590)
Excess of cash received over fair value of Additional Private Placement Warrants	—	—	—	—	2,208,000	—	2,208,000
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	(2,208,000)	(3,284,154)	(5,492,154)
Net loss	—	—	—	—	—	(1,537,711)	(1,537,711)

Balance—March 31, 2023 (unaudited)	—	$—	6,900,000	$690	$—	$(19,906,145)	$(19,905,455)
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,522,626)	(2,522,626)
Net income	—	—	—	—	—	8,340,365	8,340,365

Balance—June 30, 2023 (unaudited)	—	$—	6,900,000	$690	$—	$(14,088,406)	$(14,087,716)
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(3,482,834)	(3,482,834)
Contribution—Shareholder non-redemption agreement	—	—	—	—	550,421	—	550,421
Shareholder non-redemption agreement	—	—	—	—	(550,421)	—	(550,421)
Net income	—	—	—	—	—	1,478,608	1,478,608

Balance—September 30, 2023 (unaudited)	—	$—	6,900,000	$690	$—	$(16,092,632)	$(16,091,942)

For The Three and Nine Months Ended September 30, 2022

	Class A Ordinary Shares			Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount		Shares	Amount
Balance—December 31, 2021		$		6,900,000	$690	$—	$(39,628,234)	$(39,627,544)
Net income	—		—	—	—	—	12,415,743	12,415,743

Balance—March 31, 2022 (unaudited)	—		$—	6,900,000	$690	$—	$(27,212,491)	$(27,211,801)
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	—		—	—	—	—	(457,180)	(457,180)
Net income	—		—	—	—	—	12,698,180	12,698,180

Balance—June 30, 2022 (unaudited)	—		$—	6,900,000	$690	$—	$(14,971,491)	$(14,970,801)
Excess of cash received over fair value of Private Placement Warrants	—		—	—	—	2,281,600	—	2,281,600
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	—		—	—	—	(2,281,600)	1,022,866	(1,258,734)
Net income	—		—	—	—	—	2,571,400	2,571,400

Balance—September 30, 2022 (unaudited)	—		$—	6,900,000	$690	$—	$(11,377,225)	$(11,376,535)

The accompanying notes are an integral part of these unaudited condensed financial statements

KENSINGTON CAPITAL ACQUISITION CORP. V
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$8,281,262	$27,685,323
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(1,897,400)	(26,970,400)
Change in fair value of Working Capital Loan—related party	—	(50,000)
Income from investments held in Trust Account	(8,737,614)	(1,758,581)
Changes in operating assets and liabilities:
Prepaid expenses	(33,974)	111,579
Accounts payable	121,370	(30,339)
Accrued expenses	1,472,611	421,758

Net cash used in operating activities	(793,745)	(590,660)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(2,760,000)	(2,760,000)
Cash withdrawn from Trust Account in connection with redemption	245,963,349	—

Net cash provided by (used in) investing activities	243,203,349	(2,760,000)

Cash Flows from Financing Activities:
Proceeds received from private placement	2,760,000	2,760,000
Proceeds from note payable to related parties	950,250	—
Redemption of Class A ordinary shares	(245,963,349)	—

Net cash (used in) provided by financing activities	(242,253,099)	2,760,000

Net change in cash	156,505	(590,660)
Cash—beginning of the period	1,235,676	2,014,340

Cash—end of the period	$1,392,181	$1,423,680

Supplemental disclosure of non-cash activities:
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	$8,737,614	$1,715,914
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
As of September 30, 2023, the Company had not commenced any operations. All activity for the period from March 19, 2021 (inception) through September 30, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, its search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On August 11, 2023 and August 14, 2023, the Sponsor and the Company entered into agreements (the
“Non-Redemption
Agreements”) with several unaffiliated third parties in exchange for them agreeing not to redeem an aggregate of 2,600,000 Class A ordinary shares (the
“Non-Redeemed
Shares”) of the Company at the extraordinary general meeting called by the Company (the “Extraordinary General Meeting”) to approve, among other proposals, an extension of time for the Company to consummate an initial business combination from August 17, 2023 to August 17, 2024 (the“ Extension”). In exchange for the foregoing commitment not to redeem such shares, the Sponsor has agreed to transfer to such investors an aggregate of 568,750 Class B ordinary shares of the Company held by the Sponsor immediately following the consummation of an initial business combination if they continue to hold such
Non-Redeemed
Shares through the Extraordinary General Meeting. The extension to consummate a business combination from August 17, 2023 to August 17, 2024 was approved by the Company’s shareholders on August 15, 2023 and the investors subject to the
Non-Redemption
Agreements did not redeem their shares. The Company estimated the aggregate fair value of the Sponsor shares attributable to the
Non-Redemption
Agreements to be $0.6 million or $0.97 per share. In connection with the Extraordinary General Meeting, holders of 23,057,267 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.67 per share, for an aggregate redemption amount of approximately $246.0 million.
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
The Company will provide holders of the Company’s outstanding Class A ordinary shares, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes, net of taxes payable (redemption value was approximately $10.67 per Public Share as of September 30, 2023), calculated as of two business days prior to the initial Business Combination. The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a shareholder vote is not required by applicable law or stock exchange rule and the Company does not decide to hold a shareholder vote for business or other reasons , the Company will, pursuant to its amended and restated memorandum and articles of association (the “Memorandum and Articles”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“ SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange rule, or the Company decides to obtain shareholder approval for business or reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote any Founder Shares (as defined below in Note 4) and any Public Shares held by them in favor of a Business Combination.
The Memorandum and Articles provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company. The Sponsor and the Company’s officers and directors (the “initial shareholders”) agreed, pursuant to a letter agreement with the Company, that they will not propose any amendment to the Memorandum and Articles (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination by August 17, 2024 (the “Combination Period”) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial
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
The Company initially had 12 months from the closing of the Initial Public Offering to consummate the initial Business Combination. However, if the Company anticipated
t
h
at it may not be able to consummate the initial Business Combination within 12 months, the Company was permitted to
,
by resolution of its board of directors at the option of the Sponsor, extend the period of time the Company had
to consummate an initial Business Combination up to two times, each by an additional 6 months (for a total of up to an additional 12 months from the closing of the Initial Public Offering), subject to the Sponsor purchasing additional Private Placement Warrants. The Company’s shareholders were
not entitled to vote on or redeem their shares in connection with any such extension. Pursuant to the terms of the Memorandum and Articles, in order to extend the period of time to consummate an initial Business Combination in such a manner, the Sponsor had to
purchase an additional 3,680,000 Private Placement Warrants, at a price of $0.75 per warrant, and deposit $0.10 per each Unit (for an aggregate of approximately $2.8 million), in proceeds into the Trust Account on or prior to the date of the applicable deadline, for each
6-month
extension. On August 4, 2022 and February 15, 2023, the Company elected to extend the Combination Period by 6 months each time to August 17, 2023 (the “Extensions”). On July 28, 2023, the Company filed a definitive proxy statement for the solicitation of proxies in connection with the Extraordinary General Meeting of the Company’s shareholders held on August 15, 2023 to consider and vote on, among other proposals, an amendment to the Company’s Memorandum and Articles to extend the date by which the Company must consummate a business combination from August 17, 2023 to August 17, 2024.

The extension to consummate a business combination from August 17, 2023 to August 17, 2024 was approved by the Company’s shareholders on August 15, 2023.
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
I
n the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only, or less than, $10.00. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Termination of Business Combination Agreement
On April 6, 2023, the Company entered into a business combination agreement (the “Business Combination Agreement”) with Arrival, a joint stock company (
société anonyme
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
Liquidity and Going Concern
As of September 30, 2023, the Company had approximately $1.4 million in its operating bank account and a working capital deficit of approximately $1.7 million.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company in exchange for issuance of Founder Shares (as defined in Note 4), and the loan from the Sponsor of approximately $150,000 under the Note (as defined in Note 4), which was converted into a Working Capital Loan (as defined in Note 4) on August 17, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Initial Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2023 and December 31, 2022, the fair value of the Working Capital Loan was $150,000 (see Note 4).
On August 29, 2023, the Sponsor loaned the Company an aggregate of up to $950,250
to cover expenses related to the Company’s initial business combination pursuant to a promissory note (the “Second Note”). The Second Note is noninterest bearing and payable on the earliest of: (i) the consummation of the Company’s initial business combination unless converted into working capital warrants at the option of the Sponsor, at a price of $0.75 per
warrant, as described in the registration statement that the Company filed in connection with the initial public offering of its securities, (ii) August 17, 2024, and (iii) the liquidation of the Company. Such working capital warrants

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

would be identical to the private placement warrants issued to the Sponsor in a private placement in connection with the Company’s initial public offering. As of September 30, 2023 and December 31, 2022, the fair value of the Second Note was $950,250 and $0, respectively (see Note 4).
Based upon the analysis above, management has determined that the Company does not have sufficient liquidity to meet its anticipated obligations through the liquidation date or consummation of a merger. The Company must consummate a business combination by August 17, 2024. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. In connection with the Company’s assessment of going concern considerations in accordance with the ASC
205-40,
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
Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future period.
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
The Form 10-K had a typographical error in the Class B shares and Additional Paid in Capital balances reported on the Company’s statements of changes in shareholders’ deficit for the year ended December 31, 2022 and 2021, whereby Class B shares of 0 and $0 should have been reported as 6,900,000 and $690 and additional paid in capital of $24,310 should have been reported as $0. Class B shares and additional paid in capital were reported correctly in the balance sheets as of December 31, 2022 and 2021 within the Form
10-K.
The Company has corrected this typographical error in the accompanying unaudited condensed statements of changes in shareholders’ deficit.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2023 and December 31, 2022.

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.
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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Derivative Financial Instruments
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC
815-15.
The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.
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
Working Capital Loans-Related Party
The Company has elected the fair value option to account for its Working Capital Loans with its Sponsor as defined and more fully described in Note 4. As a result of applying the fair value option, the Company records the loans fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of Working Capital Loans reported in the condensed statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

and subject to the occurrence of uncertain future events. Accordingly, 4,542,733 and 27,600,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets as of September 30, 2023 and December 30, 2022, respectively.
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
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended September 30, 2023		For the Three Months Ended September 30, 2022
	Class A	Class B	Class A	Class B
Basic and Diluted net income per ordinary share:
Numerator:
Allocation of net income	$1,029,574	$449,034	$2,057,120	$514,280
Denominator:
Basic and Diluted weighted average ordinary shares outstanding	15,820,744	6,900,000	27,600,000	6,900,000

Basic and Diluted net income per ordinary share	$0.07	$0.07	$0.07	$0.07

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	For the Nine Months Ended September 30, 2023		For the Nine Months Ended September 30, 2022
	Class A	Class B	Class A	Class B
Basic and Diluted net income per ordinary share:
Numerator:
Allocation of net income	$6,409,664	$1,871,598	$22,148,258	$5,537,065
Denominator:
Basic and Diluted weighted average ordinary shares outstanding	23,630,434	6,900,000	27,600,000	6,900,000

Basic and Diluted net income per ordinary share	$0.27	$0.27	$0.80	$0.80

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed de minimis as of September 30, 2023 and December 31, 2022 and a full valuation allowance was recorded against such deferred tax assets.
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.
There were no unrecognized tax benefits as of September 30, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2023 and December 31, 2022.
The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
NOTE 4. RELATED PARTY TRANSACTIONS
Founder Shares
On March 31, 2021, the Sponsor paid $25,000 to cover certain expenses on behalf of the Company in exchange for issuance of 7,475,000 of the Company’s Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”). Shares and the associated amounts have been retroactively restated to reflect: (i) the surrender of 1,006,250 Class B ordinary shares to the Company for no consideration on August 6, 2021; and (ii) the share issue of 431,250 Class B ordinary shares on August 12, 2021; resulting in an aggregate of 6,900,000 Class B ordinary shares outstanding. The initial shareholders agreed to forfeit up to 900,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters fully exercised the over-allotment on August 17, 2021; thus, these 900,000 Founder Shares were no longer subject to forfeiture.
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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Related Party Loans
On March 24, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest
bearing and payable upon the completion of the Initial Public Offering; provided that amounts due under the Note co
uld
, at the option of the Sponsor, be converted into Working Capital Loans (as defined below). The Company borrowed $150,000 under the Note in connection with the Initial Public Offering. The Sponsor elected to convert the Note into a Working Capital Loan upon closing of the Initial Public Offering.
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans could be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $0.75 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Company has drawn $150,000 under the Note, which was converted into a Working Capital Loan on August 17, 2021. As of September 30, 2023 (unaudited) and December 31, 2022, the fair value of this Working Capital Loan was $150,000 in the accompanying condensed balance sheets.
On August 29, 2023, the Sponsor loaned the Company an aggregate of up to $950,250 to cover expenses related to the Company’s initial business combination pursuant to a promissory note (the “Second Note”). The Second Note is noninterest bearing and payable on the earliest of: (i) the consummation of the Company’s initial business combination unless converted into working capital warrants at the option of the Sponsor, at a price of $0.75 per warrant, as described in the registration statement that the Company filed in connection with the initial public offering of its securities, (ii) August 17, 2024, and (iii) the liquidation of the Company. Such working capital warrants would be identical to the private placement warrants issued to the Sponsor in a private placement in connection with the Company’s initial public offering. As of September 30, 2023 and December 31, 2022, the fair value of the Second Note was $950,250 and $0, respectively.

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Service and Administrative Fees
On August 12, 2021, the Company entered into an agreement with DEHC LLC, an affiliate of the Company’s Chief Financial Officer, pursuant to which the Company agreed to pay for service and administrative fees of $20,000 per month for 18 months (or February 12, 2023). On August 29, 2023, the agreement was amended to extend the services to begin on August 17, 2023 through August 17, 2024 with the same monthly payment. For the three months ended September 30, 2023 and 2022, the Company incurred $40,000 and $60,000, respectively, for such expenses, included as general and administrative expenses-related party on the condensed statements of operations contained herein. For the nine months ended September 30, 2023 and 2022, the Company incurred $60,000 and $180,000, respectively, for such expenses, included as general and administrative expenses-related party on the condensed statements of operations contained herein. As of September 30, 2023 and December 31, 2022, the Company had no outstanding balance for services in connection with such agreement.
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
Non-Redemption
Agreements
On August 11, 2023 and August 14, 2023, the Company entered into
Non-Redemption
Agreements with various unaffiliated third parties pursuant to which these shareholders have committed not to redeem 2,600,000 of their Class A ordinary shares at the Extraordinary General Meeting held on August 15, 2023. In consideration of this agreement, the Sponsor has agreed to transfer 568,750 of its Class B ordinary shares to such investors at the closing of the Business Combination. The Company estimated the aggregate fair value of the Sponsor shares attributable to the
Non-Redemption
Agreements to be $0.6 million or $0.97 per share. The excess of the fair value of the Sponsor shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. The Company accounted for the transfer of the Sponsor’s shares to non-redeeming
shareholders as a capital contribution by the Sponsor with a corresponding charge to additional paid-in
capital to recognize the fair value of the shares transferred.
The fair value of the Sponsor shares was based on the following significant inputs:

August 15, 2023
Risk-free interest rate	5.36%
Remaining life of SPAC	0.62
Underlying stock price	$10.00
Probability of transaction	10%
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
Contingent Fee Arrangement
On August 3, 2023, the Company entered into an arrangement with J.V.B Financial Group, acting through its Cohen & Company Capital Markets division (“CCM”) to obtain capital market advisory services and to act as the Company’s placement agent in connection with raising capital with a specific target in its search for a Business Combination with an unaffiliated third party (“Target”). CCM would be entitled to an advisor fee of $2.0 million and a transaction fee of an amount equal to 5% of the sum of the gross proceeds raised from investors and received by the Company and Target plus proceeds released from the Trust Account without restriction with respect to any of the Class A ordinary shares that did not redeem such shares in connection with the Extension or the Business Combination (“Arrangement”). The Company may pay CCM a discretionary fee of $1.0 million if the Company determines in its sole discretion that the performance of CCM warrants such additional fee. Per the Arrangement, the fees for these services
a
r
e
 contingent upon the closing of a Business Combination and therefore not included as liabilities on the accompanying balance sheets. Under the arrangement, the Company will also reimburse CCM for reasonable expenses. As of September 30, 2023 and December 31, 2022, no expenses have been claimed.
NOTE 6. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. On August 15, 2023, holders of 23,057,267 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.67 per share, for an aggregate redemption amount of approximately $246.0 million. As of September 30, 2023 and December 31, 2022, there were 4,542,733 and 27,600,000, respectively, Class A ordinary shares outstanding, all of which were subject to possible redemption.
The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled in the following table:

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A ordinary shares subject to possible redemption, December 31, 2021	$276,000,000
Plus:
Increase redemption value of Class A ordinary shares subject to possible redemption in connection with extension payment made by the Sponsor	2,760,000
Remeasurement of Class A ordinary shares subject to possible redemption amount	4,182,286

Class A ordinary shares subject to possible redemption, December 31, 2022	282,942,286
Plus:
Increase redemption value of Class A ordinary shares subject to possible redemption in connection with extension payment made by the Sponsor	2,760,000
Remeasurement of Class A ordinary shares subject to possible redemption amount	2,732,154

Class A ordinary shares subject to possible redemption, March 31, 2023	288,434,440
Remeasurement of Class A ordinary shares subject to possible redemption amount	2,522,626

Class A ordinary shares subject to possible redemption, June 30, 2023	290,957,066
Redemption of Class A ordinary shares subject to possible redemption	(245,963,349)
Remeasurement of Class A ordinary shares subject to possible redemption amount	3,482,834

Class A ordinary shares subject to possible redemption, September 30, 2023	$48,476,551

NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares-
The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares-
The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 4,542,733 and 27,600,000, respectively, Class A ordinary shares issued and outstanding, which were all subject to possible redemption and have been classified as temporary equity (see Note 6).
Class
 B Ordinary Shares-
The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 6,900,000 Class B ordinary shares issued and outstanding, which amounts have been adjusted to reflect the share
s
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
NOTE 8. DERIVATIVE WARRANT LIABILITIES
As of September 30, 2023, the Company had 20,700,000 Public Warrants and 18,720,000 Private Placement Warrants outstanding. As of December 31, 2022, the Company had 20,700,000 Public Warrants and 15,040,000 Private Placement Warrants outstanding.
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
The warrants will have an exercise price of $11.50 per share, subject to adjustments. In addition, if (x) the Company issue
s
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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:
September 30, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-Money Market Funds	$48,576,551		$—	$—
Liabilities:
Derivative Warrant Liabilities-Public Warrants	$2,484,000		$—	$—
Derivative Warrant Liabilities-Private Warrants	$—	$		$2,246,400
Working Capital Loan—Related Party	$—		$—	$1,100,250

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-Money Market Funds (1)	$283,041,710	$—	$—
Liabilities:
Derivative Warrant Liabilities-Public Warrants	$3,519,000	$—	$—
Derivative Warrant Liabilities-Private Warrants	$—	$—	$2,556,800
Working Capital Loan—Related Party	$—	$—	$150,000

(1)	Excludes $576 of cash balance held within the Trust Account as of December 31, 2022
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the three and nine months ended September 30, 2023 or 2022.
Level 1 assets include investments in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The estimated fair value of the Private Placement Warrants and Working Capital Loan is determined using Black-Scholes option pricing model. For the three months ended September 30, 2023 and 2022, the Company recognized a non-operating
loss from the change in fair value of derivative warrant liabilities of approximately $1.6 million and a non-operating
gain of $1.5 million, respectively, and no change in fair value of the working capital loan in the accompanying unaudited statements of operations. For the nine months ended September 30, 2023 and 2022, the Company recognized a non-operating
gain from the change in fair value of derivative warrant liabilities of approximately $1.9 million and $27.0 million, respectively, and a non-operating
gain from the change in fair value of the working capital loan of $0 and $50,000, respectively, in the accompanying unaudited statements of operations.
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
The following table provides quantitative information regarding Level 3 fair value measurements input for Private Placement Warrants, and Working Capital Loan at their measurement dates:

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	As of September 30, 2023	As of December 31, 2022
Exercise price	$11.50	$11.50
Stock price	$10.57	$10.20
Volatility	6.9%	4.40%
Term (years)	5.50	5.42
Risk-free rate	4.50%	3.91%
Dividend yield	0.00%	0.00%
(Note: To determine the fair value of the Working Capital Loan, the Company relied on the inputs of the Private Placement Warrants, as the warrants that would be converted from the Working Capital Loan would be identical to the Private Placement Warrants.)
The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the period from December 31, 2021 through September 30, 2023, is summarized as follows:

Derivative warrant liabilities as of December 31, 2021	$11,360,000
Issuance of Additional Private Placement Warrants	478,400
Change in fair value of derivative warrant liabilities	(9,281,600)

Derivative warrant liabilities as of December 31, 2022	2,556,800
Issuance of Additional Private Placement Warrants	552,000
Change in fair value of derivative warrant liabilities	1,571,200

Derivative warrant liabilities as of March 31, 2023 (unaudited)	$4,680,000
Change in fair value of derivative warrant liabilities	(3,182,400)

Derivative warrant liabilities as of June 30, 2023 (unaudited)	$1,497,600
Change in fair value of derivative warrant liabilities	748,800

Derivative warrant liabilities as of September 30, 2023 (unaudited)	$2,246,400

The change in the fair value of the Working Capital Loan-related party, measured using Level 3 inputs, for the period from December 31, 2021 through September 30, 2023, is summarized as follows:

Working Capital Loan—related party as of December 31, 2021	$200,000
Change in fair value of Working Capital Loan—related party	(50,000)

Working Capital Loan—related party as of December 31, 2022	150,000
Change in fair value of Working Capital Loan—related party	—

Working Capital Loan—related party as of March 31, 2023 (unaudited)	150,000
Change in fair value of Working Capital Loan—related party	—

Working Capital Loan—related party as of June 30, 2023 (unaudited)	150,000

Additional Working Capital Loan—related party	950,250
Change in fair value of Working Capital Loan—related party	—

Working Capital Loan—related party as of September 30, 2023 (unaudited)	$1,100,250

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

As of September 30, 2023, we had not yet commenced operations. All activity for the period from March 19, 2021 (inception) through September 30, 2023 relates to our formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

On August 11, 2023 and August 14, 2023, the Sponsor and the Company entered into agreements (the “Non-Redemption Agreements”) with several unaffiliated third parties in exchange for them agreeing not to redeem an aggregate of 2,600,000 Class A ordinary shares (the “Non-Redeemed Shares”) of the Company at the extraordinary general meeting called by the Company (the “Extraordinary General Meeting”) to approve, among other proposals, an extension of time for the Company to consummate an initial business combination from August 17, 2023 to August 17, 2024 (the“ Extension”). In exchange for the foregoing commitment not to redeem such shares, the Sponsor has agreed to transfer to such investors an aggregate of 568,750 Class B ordinary shares of the Company held by the Sponsor immediately following the consummation of an initial business combination if they continue to hold such Non-Redeemed Shares through the Extraordinary General Meeting. The extension to consummate a business combination from August 17, 2023 to August 17, 2024 was approved by the Company’s shareholders on August 15, 2023 and the investors subject to the Non-Redemption Agreements did not redeem their shares. The Company estimated the aggregate fair value of the Sponsor shares attributable to the Non-Redemption Agreements to be $0.6 million or $0.97 per share. In connection with the Extraordinary General Meeting, holders of 23,057,267 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.67 per share, for an aggregate redemption amount of approximately $246.0 million.

The terms of the Non-Redemption Agreements are further described in the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2023. The foregoing description of the Non-Redemption Agreements is qualified in its entirety by reference to the form thereof, a copy of which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Our management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

We initially had 12 months from the closing of the Initial Public Offering to consummate the initial Business Combination. However, we were able, by resolution of our board of directors at the option of our Sponsor, to extend the period of time we had to consummate an initial Business Combination up to two times, each by an additional 6 months (for a total of up to an additional 12 months from the closing of the Initial Public Offering), subject to our Sponsor purchasing additional Private Placement Warrants. Pursuant to the terms of our amended and restated memorandum and articles of association (the “Memorandum and Articles”), in order to extend the period of time to consummate an initial Business Combination in such a manner, our Sponsor was required to purchase an additional 3,680,000 Private Placement Warrants, at a price of $0.75 per warrant, and deposit $0.10 per each Unit (for an aggregate of approximately $2.8 million), in proceeds into the Trust Account on or prior to the date of the applicable deadline, for each 6-month extension. On August 4, 2022 and February 15, 2023, we elected to extend the Combination Period by 6 months each time to August 17, 2023 (the “Extensions”). On July 28, 2023, the Company filed a definitive proxy statement for the solicitation of proxies in connection with the Extraordinary General Meeting of the Company’s shareholders held on August 15, 2023 to consider and vote on, among other proposals, an amendment to the Company’s Memorandum and Articles to extend the date by which the Company must consummate a business combination from August 17, 2023 to August 17, 2024. The extension to consummate a business combination from August 17, 2023 to August 17, 2024 was approved by the Company’s shareholders on August 15, 2023.

The foregoing description of the amendment to the Company’s Memorandum and Articles does not purport to be complete and is qualified in its entirety by reference to the full text of such amendment, a copy of which is attached as Exhibit 3.1 hereto and incorporated by reference herein.

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

Liquidity and Going Concern

As of September 30, 2023, we had approximately $1.4 million in our operating bank account and working capital deficit of approximately $1.7 million.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from our Sponsor to cover for certain expenses on behalf of us in exchange for issuance of Founder Shares (as defined in Note 4 to Unaudited Condensed Financial Statements), and the loan from the Sponsor of approximately $150,000 under the Note (as defined in Note 4 to Unaudited Condensed Financial Statements), which was converted into a Working Capital Loan (as defined in Note 4 to Unaudited Condensed Financial Statements) on August 17, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Initial Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (see Note 4 to Unaudited Condensed Financial Statements). As of September 30, 2023 and December 31, 2022, the fair value of the Working Capital Loan was $150,000.

On August 29, 2023, the Sponsor agreed to loan to us, an aggregate of up to $950,250 to cover expenses related to the Company’s initial business combination pursuant to a promissory note (the “Second Note”). The Second Note is noninterest bearing and payable on the earliest of: (i) the consummation of the Company’s initial business combination unless converted into working capital warrants at the option of the Sponsor, at a price of $0.75 per warrant, as described in the registration statement that the Company filed in connection with the initial public offering of its securities, (ii) August 17, 2024, and (iii) the liquidation of the Company. Such working capital warrants would be identical to the private placement warrants issued to the Sponsor in a private placement in connection with the Company’s initial public offering. The Company drew down $950,250 of the Second Note on August 29, 2023. As of September 30, 2023 and December 31, 2022, the fair value of the Second Note was $950,250 and $0, respectively.

The terms of the Second Note are further described in the Company’s Current Report on Form 8- K filed with the SEC on August 29, 2023. The foregoing description of the Second Note is qualified in its entirety by reference to the full text thereof, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Based upon the analysis above, management has determined that we do not have sufficient liquidity to meet our anticipated obligations through the liquidation date or consummation of a merger. The Company must consummate a business combination by August 17, 2024. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of our company. In connection with the Company’s assessment of going concern considerations in accordance with the ASC 205-40, our management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Our entire activity from March 19, 2021 (inception) through September 30, 2023 was in preparation for the Initial Public Offering and the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2023, we had net income of approximately $1.5 million, which consisted of approximately $3.5 million of income from investments held in the Trust Account, partly offset by approximately $387,000 in general and administrative expenses, $40,000 in administrative expenses-related party, and a non-cash loss of approximately $1.6 million for the change in fair value of derivative warrant liabilities.

For the three months ended September 30, 2022, we had net income of approximately $2.6 million, which consisted of a non-cash gain of approximately $1.5 million for the change in fair value of derivative warrant liabilities, and approximately $1.3 million of income from investments held in the Trust Account, partly offset by approximately $157,000 in general and administrative expenses, and $60,000 in administrative expenses-related party.

For the nine months ended September 30, 2023, we had net income of approximately $8.3 million, which consisted of a non-cash gain of approximately $1.9 million for the change in fair value of derivative warrant liabilities and approximately $8.7 million of income from investments held in the Trust Account, partly offset by approximately $2.3 million in general and administrative expenses, and $60,000 in administrative expenses-related party.

For the nine months ended September 30, 2022, we had a net income of approximately $27.7 million, which consisted of a non-cash gain of approximately $27.0 million for the change in fair value of derivative warrant liabilities, $50,000 in change in fair value of Working Capital Loan – related party and approximately $1.8 million of income from investments held in the Trust Account, partly offset by approximately $914,000 in general and administrative expenses, and $180,000 in administrative expenses-related party.

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

Contingent Fee Arrangement

On August 3, 2023, the Company entered into an arrangement with J.V.B Financial Group, acting through its Cohen & Company Capital Markets division (“CCM”) to obtain capital market advisory services and to act as the Company’s placement agent in connection with raising capital with a specific target in its search for a Business Combination with an unaffiliated third party (“Target”). CCM would be entitled to an advisor fee of $2.0 million and a transaction fee of an amount equal to 5% of the sum of the gross proceeds raised from investors and received by the Company and Target plus proceeds released from the Trust Account without restriction with respect to any of the Class A ordinary shares that did not redeem such shares in connection with the Extension or the Business Combination (“Arrangement”). The Company may pay CCM a discretionary fee of $1.0 million if the Company determines in its sole discretion that the performance of CCM warrants such additional fee. Per the Arrangement, the fees for these services is contingent upon the closing of a Business Combination and therefore not included as liabilities on the accompanying balance sheets. Under the arrangement, the Company will also reimburse CCM for reasonable expenses. As of September 30, 2023 and December 31, 2022, no expenses have been claimed.

Service and Administrative Fees

On August 12, 2021, we entered into an agreement with DEHC LLC, an affiliate the Company’s Chief Financial Officer, pursuant to which we agreed to pay for service and administrative fees of $20,000 per month for 18 months (or February 12, 2023). On August 29, 2023, the agreement was amended to extend the services to begin on August 17, 2023 through August 17, 2024 with the same monthly payment. For the three months ended September 30, 2023 and 2022, the Company incurred $40,000 and $60,000, respectively, for such expenses, included as general and administrative expenses-related party on the statements of operations contained herein. For the nine months ended September 30, 2023 and 2022, the Company incurred $60,000 and $180,000, respectively, for such expenses, included as general and administrative expenses-related party on the statements of operations contained herein. As of September 30, 2023 and 2022, we had paid in full for such services.

The terms of the amendment to the services agreement are further described in the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2023. The foregoing description of the amendment to the services agreement is qualified in its entirety by reference to the full text thereof, a copy of which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 4,542,733 and 27,600,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets as of September 30, 2023 and December 31, 2022, respectively.

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

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of September 30, 2023.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amendment to Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 15, 2023).

10.1	Termination Letter, dated July 3, 2023, between Kensington and Arrival (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2023).

10.2	Promissory Note, dated August 29, 2023, issued to Kensington Capital Sponsor V LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 29, 2023).

10.3	Amendment, dated August 29, 2023, to Services Agreement between Kensington Capital Acquisition Corp. V and DEHC LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 29, 2023).

10.4	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 14, 2023).

10.5	Amendment No. 1 to Investment Management Trust Agreement, dated as of August 15, 2023, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 15, 2023).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

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

KENSINGTON CAPITAL ACQUISITION CORP. V

Date: November 13, 2023		/s/ Justin Mirro
	Name:	Justin Mirro
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2023		/s/ Daniel Huber
	Name:	Daniel Huber
	Title:	Chief Financial Officer (Principal Financial Officer)