Form 10-K
period 2023-12-31
Kensington Capital Acquisition Corp. V
filed 2024-03-29
CIK 1865407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
At June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, was approximately $291,456,000 based on the last reported sales price of $10.56 on the New York Stock Exchange.
As of March
27
, 2024, 4,542,733 Class A ordinary shares and 6,900,000 Class B ordinary shares were issued and outstanding.

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

•

our ability to consummate an initial business combination due to the uncertainty resulting from geopolitical tension around the world, any other challenging global events (such as terrorist attacks, natural disasters or a significant outbreak of infectious diseases), and the status of debt and equity markets;

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

•

“amended and restated memorandum and articles of association” are to the amended and restated memorandum and articles of association that we adopted prior to the consummation of our initial public offering, as amended by amendment to the amended and restated memorandum and articles of association on August 15, 2023;

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

•

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash unless we seek shareholder approval of the business combination.

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

•

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by geopolitical tension around the world, any other challenging global events (such as terrorist attacks, natural disasters or a significant outbreak of infectious diseases), and the status of debt and equity markets.

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

•	Our warrants and founder shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to complete our initial business combination.

•	A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

•	We may face risks related to businesses in the industrials sector.

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

Initial Public Offering and Private Placements

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

On each of August 4, 2022 and February 15, 2023, the Company consummated an additional private placement of 3,680,000 private placement warrants at a price of $0.75 per additional private placement warrant, generating total proceeds in aggregate of $5,520,000. The additional private placement warrants were purchased by the sponsor and are substantially similar to the private placement warrants issued to the sponsor at the time of the Company’s initial public offering. The additional private placement warrants were issued pursuant to, and are governed by, the warrant agreement that the Company entered into at the time of the initial public offering.

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

•

COVID-impacted businesses. The global pandemic has left some previously strong businesses, with otherwise solid business plans, in a fragile operational state with limited liquidity options. We can utilize our equity capital, along with our management team’s operational, financial and industry experience, to stabilize the capital structure and revenue base of such businesses;

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

Financial Position

With funds available for a business combination in the amount of approximately $39,500,000, after payment of $9,660,000 of deferred underwriting fees, which includes funds not held in the trust account, in each case before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

Redemption Rights for Public Shareholders Upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, calculated as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, net of taxes payable, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account, as of December 31, 2023, was approximately $10.81 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There are no redemption rights upon the completion of our initial business combination with respect to our warrants. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

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

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. Our sponsor, officers and directors will count toward this quorum and agreed to vote any founder shares and any public shares held by them in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding ordinary shares voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. Our sponsor owns shares representing 60.3% of our outstanding ordinary shares. Accordingly, if we seek shareholder approval of our initial business combination, the necessary shareholder approval will be received, which may not be the case if our sponsor, officers and directors agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our sponsor, officers and directors, make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem its public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

If our initial proposed business combination is not completed, we may continue to try to complete a different business combination until August 17, 2024, or such later time as our shareholders may approve in accordance with our amended and restated memorandum and articles of association (an “Extension Period”).

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have until August 17, 2024, or such later time as our shareholders may approve in accordance with our amended and restated memorandum and articles of association, to complete our initial business combination. If we have not completed our initial business combination within such time period or during any Extension Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, net of taxes payable (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the prescribed time period.

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

Our sponsor, officers, and directors agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not completed our initial business combination by August 17, 2024, or during any Extension Period, or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination, and instead may search for an alternate business combination.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We may have access to proceeds from our initial public offering and the sale of the private placement warrants with which to pay any such potential claims.

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

Our public shareholders will be entitled to receive funds from the trust account only on the earliest of (a) the completion of our initial business combination and then, only in connection with those public shares that such shareholder has properly elected to redeem, subject to the limitations described in this Report, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August 17, 2024, or during any Extension Period, or (ii) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity and (c) the redemption of our public shares if we have not completed our business combination by August 17, 2024, or during any Extension Period, subject to applicable law.

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

We are required to evaluate our internal control procedures for the fiscal year ended December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirements on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Our sponsor, officers and directors have agreed to vote any founder shares and any public shares held by them in favor of our initial business combination. Our sponsor owns shares representing 60.3% of our outstanding ordinary shares. Accordingly, if we seek shareholder approval of our initial business combination, the necessary shareholder approval will be received, which may not be the case if our sponsor, officers and directors agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash unless we seek shareholder approval of the business combination.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by August 17, 2024, or during any Extension Period. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

At the time of our initial public offering, our sponsor, officers and directors agreed that we must complete our initial business combination by August 17, 2022. This time period was extended at our sponsor’s option by 12 months in the aggregate to August 17, 2023. On August 15, 2023, our shareholders approved an amendment to our amended and restated memorandum and articles of association, which extended the date by which we must consummate a business combination to August 17, 2024. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period or during any Extension Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, net of taxes payable (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors in this section.

If we are unable to complete an initial business combination by August 17, 2024, we may seek another amendment to our amended and restated memorandum and articles of association to further extend the period of time we have to complete an initial business combination beyond that date. Our amended and restated memorandum and articles of association require that such an amendment be approved by a special resolution.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by geopolitical tension around the world, any other challenging global events (such as terrorist attacks, natural disasters or a significant outbreak of infectious diseases), and the status of debt and equity markets.

Geopolitical tension around the world and any other challenging macroeconomic conditions or events (such as terrorist attacks, natural disasters or a significant outbreak of infectious diseases) could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we seek to consummate, or consummate, a business combination could be materially and adversely affected. If the disruptions posed by such events continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by events (such as terrorist attacks, natural disasters or a significant outbreak of infectious diseases), including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

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

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until at least August 17, 2024, or during any Extension Period, we may be unable to complete our initial business combination, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the trust account may not be sufficient to allow us to operate until at least August 17, 2024, or during any Extension Period, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until August 17, 2024, or during any Extension Period; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share upon our liquidation.

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

As of December 31, 2023, we held $1,222,918 outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate, or we may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to, or invest in, us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $2,000,000 of such loans may be convertible into warrants, at a price of $0.75 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares.

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

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On January 24, 2024, the SEC issued final rules (the “Final Rules”), effective as of 125 days following the publication of the Final Rules in the Federal Register, that formally adopted some of the SEC’s proposed rules for SPACs that were released in March 2022. The Final Rules, among other items, impose additional disclosure requirements in business combination transactions involving special purpose acquisition companies and private operating companies; amend the financial statement requirements applicable to business combination transactions involving shell companies; update and expand guidance regarding the general use of projections in SEC filings in connection with proposed business combination transactions, including requiring disclosure of all material bases of the projections and all material assumptions underlying the projections; increase the potential liability of certain participants in proposed business combination transactions; and could impact the extent to which special purpose acquisition companies could become subject to regulation under the Investment Company Act. The Final Rules may materially adversely affect our ability to negotiate and complete our business combination and may increase the costs and time related thereto.

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

(ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August 17, 2024, or during any Extension Period, or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity; and (iii) absent a business combination, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. Shareholders who do not exercise their rights to the funds in connection with an amendment to our amended and restated memorandum and articles of association would still have rights to the funds in connection with a subsequent business combination. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. In the adopting release for the Final Rules, the SEC provided guidance that a special purpose acquisition company’s potential status as an “investment company” depends on a variety of factors, such as a special purpose acquisition company’s duration, asset composition, business purpose and activities and “is a question of facts and circumstances” requiring individualized analysis. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination by August 17, 2024, or during any Extension Period, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares.

If we have not completed our initial business combination within the allotted time period, our public shareholders may be forced to wait beyond such allotted time period before redemption from our trust account.

If we have not completed our initial business combination by August 17, 2024, or during any Extension Period, we will distribute the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, net of taxes payable (less up to $100,000 of interest to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the allotted time period before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we have not completed our initial business combination within the required time period and do not amend certain provisions of our amended and restated memorandum and articles of association prior thereto.

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

Our amended and restated memorandum and articles of association authorize the issuance of up to 100,000,000 Class A ordinary shares, par value $0.0001 per share, 10,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. As of December 31, 2023, there were 95,457,267 and 3,100,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount does not take into account the Class A ordinary shares reserved for issuance upon exercise of any outstanding warrants or the Class A ordinary shares issuable upon conversion of Class B ordinary shares. There are no preference shares issued and outstanding. Class B ordinary shares are convertible into our Class A ordinary shares initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination.

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

Following our initial public offering, the sale of private placement warrants and redemptions from our shareholders in connection with the extraordinary general meeting of shareholders held in August 2023, approximately $49,100,000 is available to complete our initial business combination and pay related fees and expenses (of which $9,660,000 is for the payment of deferred underwriting commissions).

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

Some other blank check companies have a provision in their charter or memorandum and articles of association which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the Company’s shareholders. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the Company’s public shares. Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the sale of the private placement warrants into the trust account and not release such amounts except in specified circumstances, and provide redemption rights to public shareholders as described herein) may be amended if approved by a special resolution thereon adopted by the affirmative vote of at least a two-thirds (2/3) majority, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders if at least 65% of our outstanding ordinary shares entitled to vote thereon; provided that amendments relating to the appointment or removal of directors prior to our initial business combination require a resolution passed by the holders of a majority of our Class B ordinary shares. We may not issue additional securities that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated memorandum and articles of association. The restriction on issuing additional securities described in the prior sentence will expire upon consummation of our initial business combination. Our initial shareholders, who collectively beneficially own 60.3% of our ordinary shares, may participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which will govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, officers, and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not completed our initial business combination by August 17, 2024, or during any Extension Period, or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors. Our public shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our public shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

Our initial shareholders own shares representing 60.3% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our initial shareholders purchase any additional ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. Our sponsor also exercised the ability to extend the time we will have to consummate an initial business combination by an additional 12 months. In addition, prior to the completion of our initial business combination, only holders of the Class B ordinary shares have the right to vote on the appointment of directors and holders of a majority of the outstanding Class B ordinary shares may remove members of our board of directors for any reason.

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

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley

Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

•	an inability to obtain necessary hardware, software and operational support;

•	reliance on third-party vendors or service providers; and

•	The adverse impacts of events (such as terrorist attacks, natural disasters or a significant outbreak of infectious diseases) on the industrials sector.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (a) the completion of our initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August 17, 2024, or during any Extension Period, or (ii) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity and (c) the redemption of our public shares if we have not completed our initial business combination by August 17, 2024, or during any Extension Period, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

We have issued 20,700,000 public warrants as part of the units in our initial public offering. We have also issued, simultaneously with the closing of our initial public offering, 11,360,000 private placement warrants and, in connection with our sponsor exercising its option to extend the period of time we will have to complete an initial business combination, an additional 7,360,000 private placement warrants. We account for the warrants underlying the units issued in our initial public offering as a warrant liability. At each reporting period (1) the accounting treatment of the warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A ordinary shares. In addition, potential targets may seek a special purpose acquisition company (“SPAC”) that does not have warrants that are accounted for as a liability, which may make it more difficult for us to consummate an initial business combination with a target business.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers:

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	challenges in managing and staffing international operations;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks, natural disasters and wars; and

•	deterioration of political relations with the United States; and

•	government appropriations of assets.

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

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 1C.	Cybersecurity.

We are a special purpose acquisition company with no business operations. Since our initial public offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any. We have not encountered any cybersecurity incidents since our initial public offering.

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

On March 27, 2024, there was one holder of record of our units, one holder of record of our Class A ordinary shares, one holder of record of our Class B ordinary shares and one holder of record of our warrants.

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

On each of August 4, 2022 and February 15, 2023, the Company consummated an additional private placement of 3,680,000 private placement warrants at a price of $0.75 per additional private placement warrant, generating total proceeds in aggregate of $5,520,000. The additional private placement warrants were purchased by the sponsor and are substantially similar to the private placement warrants issued to the sponsor at the time of the Company’s initial public offering. The additional private placement warrants have been issued pursuant to, and are governed by, the warrant agreement that the Company entered into at the time of the initial public offering.

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

As of December 31, 2023, we had not yet commenced operations. All activity for the period from March 19, 2021 (inception) through December 31, 2023 relates to our formation and the initial public offering (the “Initial Public Offering”), which is described below, and since the Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

On each of August 4, 2022 and February 15, 2023, in connection with the Extensions as described below, we consummated a private placement (each, an “Additional Private Placement” and collectively, the “Additional Private Placements”) of 3,680,000 warrants (each, an “Additional Private Placement Warrant” and collectively, the “Additional Private Placement Warrants”) at a price of $0.75 per Additional Private Placement Warrant, generating total proceeds in aggregate of $5,520,000. The Additional Private Placement Warrants were purchased by the Sponsor and are substantially similar to the Private Placement Warrants issued to the Sponsor at the time of the Initial Public Offering. The Additional Private Placement Warrants were issued pursuant to, and are governed by, the Warrant Agreement that we entered into at the time of the Initial Public Offering. Upon closing of the Additional Private Placements, the proceeds received by us in connection with the issuance of the Additional Private Placement Warrants were deposited in the Trust Account.

On August 11, 2023 and August 14, 2023, the Sponsor and the Company entered into agreements (the “Non-Redemption Agreements”) with several unaffiliated third parties in exchange for them agreeing not to redeem an aggregate of 2,600,000 Class A ordinary shares (the “Non-Redeemed Shares”) of the Company at the extraordinary general meeting called by the Company (the “Extraordinary General Meeting”) to approve, among other proposals, an extension of time for the Company to consummate an initial business combination from August 17, 2023 to August 17, 2024 (the “Extension”). In exchange for the foregoing commitment not to redeem such shares, the Sponsor has agreed to transfer to such investors an aggregate of 568,750 Class B ordinary shares of the Company held by the Sponsor immediately following the consummation of an initial business combination if they continue to hold such Non-Redeemed Shares through the Extraordinary General Meeting. The extension to consummate a business combination from August 17, 2023 to August 17, 2024 was approved by the Company’s shareholders on August 15, 2023 and the investors subject to the Non-Redemption Agreements did not redeem their shares. The Company estimated the aggregate fair value of the Sponsor shares attributable to the Non-Redemption Agreements to be $0.6 million or $0.97 per share. In connection with the Extraordinary General Meeting, holders of 23,057,267 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.67 per share, for an aggregate redemption amount of approximately $246.0 million.

The terms of the Non-Redemption Agreements are further described in the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2023. The foregoing description of the Non-Redemption Agreements is qualified in its entirety by reference to the form thereof, a copy of which is filed as Exhibit 10.12 to this Annual Report on Form 10-K and incorporated herein by reference.

Our management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

We initially had 12 months from the closing of the Initial Public Offering to consummate the initial Business Combination. However, we were able, by resolution of our board of directors at the option of our Sponsor, to extend the period of time we had to consummate an initial Business Combination up to two times, each by an additional 6 months (for a total of up to an additional 12 months from the closing of the Initial Public Offering), subject to our Sponsor purchasing additional Private Placement Warrants. Pursuant to the terms of our amended and restated memorandum and articles of association (the “Memorandum and Articles”), in order to extend the period of time to consummate an initial Business Combination in such a manner, our Sponsor was required to purchase an additional 3,680,000 Private Placement Warrants, at a price of $0.75 per warrant, and deposit $0.10 per each Unit (for an aggregate of approximately $2.8 million), in proceeds into the Trust Account on or prior to the date of the applicable deadline, for each 6-month extension. On August 4, 2022 and February 15, 2023, we elected to extend the date by which the Company must consummate a business combination by 6 months each time to August 17, 2023 (the “Extensions”). On July 28, 2023, the Company filed a definitive proxy statement for the solicitation of proxies in connection with the Extraordinary General Meeting of the Company’s shareholders held on August 15, 2023 to consider and vote on, among other proposals, an amendment to the Company’s Memorandum and Articles to extend the date by which the Company must consummate a business combination from August 17, 2023 to August 17, 2024. The extension to consummate a business combination from August 17, 2023 to August 17, 2024 was approved by the Company’s shareholders on August 15, 2023.

The foregoing description of the amendment to the Company’s Memorandum and Articles does not purport to be complete and is qualified in its entirety by reference to the full text of such amendment, a copy of which is attached as Exhibit 3.1 hereto and incorporated by reference herein.

Termination of Business Combination Agreement

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

The terms of the Termination Letter are further described in the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2023. The foregoing description of the Termination Letter is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed as Exhibit 10.11 to this Annual Report on Form 10-K and incorporated herein by reference.

Liquidity and Going Concern

As of December 31, 2023, we had approximately $1.2 million in our operating bank account and a working capital deficit of approximately $2.0 million.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from our Sponsor to cover for certain expenses on behalf of us in exchange for issuance of Founder Shares (as defined in Note 4 to Financial Statements), and the loan from the Sponsor of approximately $150,000 under the Note (as defined in Note 4 to Financial Statements), which was converted into a Working Capital Loan (as defined in Note 4 to Financial Statements) on August 17, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Initial Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (see Note 4 to Financial Statements). As of December 31, 2023 and 2022, there was $150,000 outstanding under the Working Capital Loan.

On August 29, 2023, the Sponsor agreed to loan to us an aggregate of up to $950,250 to cover expenses related to the Company’s initial business combination pursuant to a promissory note (the “Second Note”). The Second Note is noninterest bearing and payable on the earliest of: (i) the consummation of the Company’s initial business combination unless converted into working capital warrants at the option of the Sponsor, at a price of $0.75 per warrant, as described in the registration statement that the Company filed in connection with the initial public offering of its securities, (ii) August 17, 2024, and (iii) the liquidation of the Company. Such working capital warrants would be identical to the private placement warrants issued to the Sponsor in a private placement in connection with the Company’s initial public offering. The Company drew down $950,250 of the Second Note on August 29, 2023. As of December 31, 2023 and December 31, 2022, the fair value of the Second Note was $950,250 and $0, respectively.

The terms of the Second Note are further described in the Company’s Current Report on Form 8- K filed with the SEC on August 29, 2023. The foregoing description of the Second Note is qualified in its entirety by reference to the full text thereof, a copy of which is filed as Exhibit 10.13 to this Annual Report on Form 10-K and incorporated herein by reference.

Based upon the analysis above, management has determined that the Company does not have sufficient liquidity to meet its anticipated obligations for at least twelve months after the financial statements are issued, as such, the events and circumstances raise substantial doubt about the Company’s ability to continue as a going concern. In connection with our assessment of going concern considerations in accordance with the ASC 205-40, the Company has until August 17, 2024 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern.

Risks and Uncertainties

The continuing military conflict between the Russian Federation and Ukraine, the military action between Hamas and Israel, and the risk of escalations of other military conflicts have created and are expected to create global economic consequences. The impact of these actions and related sanctions on the world economy are not determinable as of the date of this Annual Report on Form 10-K. The specific impact on our financial condition, results of operations, and cash flows is also not determinable as of the date of this Annual Report on Form 10-K.

Results of Operations

Our entire activity from March 19, 2021 (inception) through December 31, 2023 was in preparation for the Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the year ended December 31, 2023, we had a net income of approximately $9.5 million, which consisted of a non-cash gain of approximately $2.7 million for the change in fair value of derivative warrant liabilities and approximately $9.4 million of income from investments held in the Trust Account, partly offset by approximately $2.5 million in general and administrative expenses, and $120,000 in administrative expenses-related party.

For the year ended December 31, 2022, we had a net income of approximately $29.2 million, which consisted of a non-cash gain of approximately $26.3 million for the change in fair value of derivative warrant liabilities, $50,000 in change in fair value of Working Capital Loan-related party and approximately $4.2 million of income from investments held in the Trust Account, partly offset by approximately $1.1 million in general and administrative expenses, and $240,000 in administrative expenses-related party.

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

Contingent Fee Arrangement

On August 3, 2023, the Company entered into an arrangement with J.V.B Financial Group, acting through its Cohen & Company Capital Markets division (“CCM”) to obtain capital market advisory services and to act as the Company’s placement agent in connection with raising capital with a specific target in its search for a Business Combination with an unaffiliated third party (“Target”). CCM would be entitled to an advisor fee of $2.0 million and a transaction fee of an amount equal to 5% of the sum of the gross proceeds raised from investors and received by the Company and Target plus proceeds released from the Trust Account without restriction with respect to any of the Class A ordinary shares that did not redeem such shares in connection with the Extension or the Business Combination (“Arrangement”). The Company may pay CCM a discretionary fee of $1.0 million if the Company determines in its sole discretion that the performance of CCM warrants such additional fee. Per the Arrangement, the fees for these services are contingent upon the closing of a Business Combination and therefore not included as liabilities on the accompanying balance sheets. Under the Arrangement, the Company will also reimburse CCM for reasonable expenses. As of December 31, 2023 and 2022, no expenses have been claimed.

Service and Administrative Fees

On August 12, 2021, we entered into an agreement with DEHC LLC, an affiliate the Company’s Chief Financial Officer, pursuant to which we agreed to pay for service and administrative fees of $20,000 per month for 18 months (or until February 12, 2023). On August 29, 2023, the agreement was amended to extend the services for the period from August 17, 2023 to August 17, 2024 with the same monthly payment. For the year ended December 31, 2023 and 2022 we incurred $120,000 and $240,000 for such expenses, respectively, included as general and administrative expenses-related party on the statements of operations contained herein. As of December 31, 2023 and 2022, we had paid in full for such services.

The terms of the amendment to the services agreement are further described in the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2023. The foregoing description of the amendment to the services agreement is qualified in its entirety by reference to the full text thereof, a copy of which is filed as Exhibit 10.6 to this Annual Report on Form 10-K and incorporated herein by reference.

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

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 4,542,733 and 27,600,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets as of December 31, 2023 and December 31, 2022, respectively.

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

Offering Costs Associated with Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the statements of operations. Offering costs associated with the Class A ordinary shares were charged against the carrying value of Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 39,420,000 Class A ordinary shares, or the effects of the 1,467,000 shares underlying the warrants that would be issuable upon conversion of the Working Capital Loans in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. The Company has considered the effect of Class B ordinary shares that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company has included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Remeasurement of the redeemable Class A ordinary shares is excluded from net income per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the year ended December 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this Report, our disclosure controls and procedures were effective as of December 31, 2023.

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

Management’s Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting.

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Justin Mirro	55	Chairman and Chief Executive Officer
John Arney	56	Vice Chairman and President
Daniel Huber	48	Chief Financial Officer
Peter Goode	67	Chief Technology Officer
Julian Ameler	38	Head of Business Development
Anders Pettersson	64	Director
Mitchell Quain	72	Director
Mark Robertshaw	55	Director
Nickolas Vande Steeg	80	Director
William E. Kassling	80	Director

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

Dr. Peter Goode serves as our Chief Technology Officer. Dr. Goode has 40 years of experience in engineering, manufacturing and oilfield and industrial services. He is currently Chairman and co-founder of the leading U.S. onshore completions provider, GR Energy Services. He also co-founded and built Global Oilfield Services, a leadership U.S. ESP company, which was sold to Halliburton in November 2011. Dr. Goode has extensive international experience at the board level and in senior management, as well as in petroleum engineering and research. His professional roles include a number of positions with Schlumberger between 1985 and 2003 in the U.S., Indonesia and the U.K., including President-Well Completion and Productivity, President—Information Solutions, and President-Reservoir Management. These global roles included direct responsibility for the associated research, engineering and manufacturing activities. He also has extensive public company experience having been the Managing Director and CEO of Transfield Services between 2009 and 2013, a leading industrial services provider listed on the Australian Stock Exchange. Between 2004 and 2007, Dr. Goode was President and CEO of Vetco International Ltd., an international oilfield services company with revenue of approximately $3 billion per year and with operations in 34 countries. Early in his career he variously held positions at Santos Ltd. in Australia and SOHIO Petroleum between 1979 and 1995, including the position of General Manager-Petroleum Development and Planning for Santos. Dr. Goode studied applied mathematics and computing science at the University of Adelaide, then completed a Ph.D. in petroleum engineering at Heriot-Watt University in Edinburgh, U.K.

Julian Ameler serves as our Head of Business Development. Mr. Ameler has over 14 years of experience in investment banking, corporate finance and private equity across a wide range of industries. Mr. Ameler began his career in investment banking at UBS in Frankfurt and London, advising clients on buy- and sell-side M&A transactions, IPOs, capital raisings and restructurings in industrials and other sectors. In 2012, Mr. Ameler transitioned into Private Equity and joined Arle Capital Partners, a London based firm specialized in mid-market buyouts and growth capital in Europe, North America and Australia, where he first worked with John Arney. After working at Arle, Mr. Ameler joined John Arney in founding The Smithfield Group and became a partner of Smithfield in 2022. During his time at Arle and Smithfield, Mr. Ameler was deeply involved in private equity investing including supervision and management of portfolio companies, refinancings, restructurings, strategy, deal-sourcing, due diligence, fund raising, acquisitions and divestments and played instrumental roles in the buyouts of Innovia Group, Pure Power, Pure Safety Group and Pure Lifting Group. Mr. Ameler currently sits on the board of several private companies, including Pure Lifting Group and Pure Safety Group, where he also is the Chairman of the Audit & Risk Committee.

Anders Pettersson, who serves as one of our directors, is the former Chief Executive Officer of Thule, a leading automotive aftermarket company. Under Mr. Pettersson’s leadership, he transformed Thule from an automotive aftermarket accessories business into a lifestyle consumer brand company. Mr. Pettersson brings over 30 years of experience in sourcing, evaluating and acquiring automotive businesses around the world. Mr. Pettersson has served as Chairman of Brink Group B.V., a leading towing hitch business in Europe, since 2014, as a director at KlaraBo Sverige AB since 2014, as Chairman at Skabholmen Invest AB since 2009, as a director at PS Enterprise AB since 2005, and as a director at Aston Harald Mekaniska Verkstad AB since 2020. As noted above, Mr. Pettersson served as Chief Executive Officer of Thule from 2002 to 2010, where he oversaw international expansion through the strategic acquisitions of Konig, Omnistor, Case Logic, TrackRac and Sportrack. Mr. Pettersson has also served as Chief Executive Officer of Hilding Anders AB from 2011 to 2014 and Capital Safety Group Inc. from 2010 to 2012, and previously held executive and managerial positions with AkzoNobel N.V. and Trelleborg AB. Mr. Pettersson served as a director of ZetaDisplay AB from 2014 to 2022, a director of Pure Safety Group from 2010 to 2020, a director of Pure Power from 2016 to 2019, a director of Alite International AB from 2014 to 2019, a director of Victoria Park AB from 2011 to 2019, Chairman of Stanadyne PPT Group Holdings, Inc. from 2021 to 2023, Chairman of Hilding Anders AB from 2012 to 2014 and a member of the operating review board of Arle Capital Partners Limited from 2012 to 2014. Since December 2021, Mr. Pettersson has served as a director of Easy Depot AB. Mr. Pettersson served as a director of Kensington SPAC I from June 2020 until it consummated its business combination in November 2020. Mr. Pettersson served as a director of Kensington SPAC II from February 2021 until it consummated its business combination in October 2021. Mr. Pettersson served as a director of Kensington SPAC IV from March 2022 until it consummated its business combination in September 2022. Mr. Pettersson is Chairman of Wallbox N.V, a provider of EV charging solutions. We believe Mr. Pettersson is well qualified to serve on our board of directors based on his extensive experience sourcing, evaluating and acquiring automotive businesses.

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

Mark Robertshaw, who serves as one of our directors, is the Chairman of InPost SA’s, one of Europe’s leading e-commerce logistics platforms providing delivery services through its network of Automated Parcel Machines (“APMs”), Pick up and Drop Off Points (PUDOs) and door to door. In 2021 InPost was listed on the Amsterdam Euronext Stock Exchange as Europe’s largest ever IPO of a technology company. Previously, Mark has been Chairman of Vita Global Limited, Europe’s leading manufacturer of flexible polyurethane foam for bedding, furniture and industrial applications, and Chairman of Survitec Topco Limited from May 2018 to October 2019, one of the world’s largest suppliers of marine safety equipment. Mr. Robertshaw brings over 30 years of experience in sourcing, evaluating and acquiring industrial businesses around the world. He was CEO of Innovia Group from January 2015 to February 2017, a leading provider of specialty polymer products and the world’s leading supplier of polymer bank notes. Under Mr. Robertshaw’s leadership, Innovia was transformed into a growing and highly profitable business with operations in the Americas, Europe and Australia. He was CEO of Morgan Advanced Materials Plc from August 2006 to December 2014, a global industrial manufacturer, and a Non-Executive director of Segro Plc from June 2010 to July 2018, one of Europe’s leading logistics real estate companies. Mr. Robertshaw is currently also a director of Pthreefive Ltd and of TedRock Advisory Limited. Mr. Robertshaw has a master’s and bachelor’s degree in Modern Languages from Oxford University. We believe Mr. Robertshaw is well qualified to serve on our board of directors based on his extensive management and board experience in the industrial segments.

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

Prior to the completion of our initial business combination, only holders of our Class B ordinary shares will have the right to vote on the appointment of directors. Holders of our public shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to the completion of our initial business combination, holders of a majority of the outstanding Class B ordinary shares may remove a member of the board of directors for any reason. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by at least two-thirds (2/3) of all holders (which must include a simple majority of the holders of Class B ordinary shares). On December 17, 2023, our sponsor, the holder of the Class B ordinary shares, re-elected our board of directors in its entirety.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors have been authorized to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee; a compensation committee; and a nominating and corporate governance committee. Each of our audit committee, compensation committee and nominating and corporate governance committee is comprised solely of independent directors. Each committee operates under a charter that has been approved by our board of directors and has the composition and responsibilities described below. The charter of each committee is available on our website at www.autospac.com.

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

Notwithstanding the foregoing, as indicated above, other than the payment to DEHC LLC, an affiliate of Daniel Huber, our Chief Financial Officer, of service and administrative fees of $20,000 per month for 18 months commencing on August 12, 2021, which was extended for the period from August 17, 2023 through August 17, 2024 with the same monthly payment, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our initial shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to complete the consummation of our initial business combination. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that we believe are necessary in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Compensation Discussion and Analysis

None of our officers or directors has received any cash compensation for services rendered to us. Other than the payment to DEHC LLC, an affiliate of Daniel Huber, our Chief Financial Officer, of service and administrative fees of $20,000 per month for 18 months commencing on August 12, 2021, which was extended for the period from August 17, 2023 to August 17, 2024 with the same monthly payment, no compensation of any kind, including finder’s and consulting fees, will be paid by us to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers or directors, or our or their affiliates.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 27, 2024 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 11,442,733 of our ordinary shares, consisting of (i) 4,542,733 of our Class A ordinary shares and (ii) 6,900,000 of our Class B ordinary shares, issued and outstanding as of March 27, 2024. On all matters to be voted upon, except for the election of directors of our board of directors, holders of the Class A ordinary shares and Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Outstanding Ordinary Shares
Directors and Officers(1)
Justin Mirro(2)(3)	—	—	6,900,000	100%	60.3%
John Arney	—	—	—	—	—
Daniel Huber	—	—	—	—	—
Julian Ameler	—	—	—	—	—
Peter Goode	—	—	—	—	—
Anders Pettersson	—	—	—	—	—
Mitchell Quain	—	—	—	—	—
Mark Robertshaw	—	—	—	—	—
Nickolas Vande Steeg	—	—	—	—	—
William E. Kassling	—	—	—	—	—
All executive officers and directors as a group (ten individuals)	—	—	6,900,000	100%	60.3%
5% Shareholders
Kensington Capital Sponsor V LLC (our sponsor)(2)(3)	—	—	6,900,000	100%	60.3%
First Trust Capital Management L.P.(4)	448,068	9.9%	—	—	3.9%
Periscope Capital Inc.(5)	410,402	9.0%	—	—	3.6%
RiverNorth Capital Management, LLC(6)	400,000	8.8%	—	—	3.5%
Nomura Holdings, Inc.(7)	310,000	6.8%	—	—	2.7%
Cowen and Company, LLC(8)	300,100	6.6%	—	—	2.6%
Walleye Capital LLC(9)	296,305	6.5%	—	—	2.6%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Kensington Capital Acquisition Corp. V, 1400 Old Country Road, Suite 301, Westbury, New York 11590.
(2)

Interests shown consist solely of founder shares, classified as Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment.

(3)

Our sponsor is the record holder of such shares. Justin Mirro, our Chief Executive Officer and Chairman, is the managing member of the managing member of our sponsor. Consequently, such person may be deemed the beneficial owner of the shares held by our sponsor and have voting and dispositive control over such securities. Such person disclaims beneficial ownership of any shares other than to the extent he may have a pecuniary interest therein, directly or indirectly. Each of our other officers and directors are non-managing members of our sponsor. The principal business address for the sponsor is 1400 Old Country Road, Suite 301, Westbury, New York 11590.

(4)

Based on a Schedule 13G filed on February 14, 2024, by First Trust Merger Arbitrage Fund (“VARBX”), a series of Investment Managers Series Trust II, an investment company registered under the Investment Company Act of 1940, First Trust Capital Management L.P. (“FTCM”), an investment adviser registered with the SEC that provides investment advisory services to, among others, (i) series of Investment Managers Services Trust II, an investment company registered under the Investment Company Act of 1940, specifically First Trust Multi-Strategy Fund and VARBX and (ii) Highland Capital Management Institutional Fund II, LLC, a Delaware limited liability company (collectively, the “Client Accounts”), First Trust Capital Solutions L.P. (“FTCS”), a Delaware limited partnership and control person of FTCM, and

FTCS Sub GP LLC (“Sub GP”), a Delaware limited liability company and control person of FTCM. The principal business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606. The principal business address of VARBX is 235 West Galena Street, Milwaukee, WI 53212.
(5)

Based on a Schedule 13G filed on February 9, 2024, by Periscope Capital Inc. (“Periscope”), a company incorporated under the laws of Canada, which serves as investment manager of, and exercises investment discretion with respect to, certain private investment funds. Periscope has shared voting and dispositive power over the shares. The principal business address for Periscope is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.

(6)

Based on a Schedule 13G filed on February 14, 2024, by RiverNorth Capital Management, LLC (“RiverNorth”), a Delaware limited liability company. The principal business address for RiverNorth is 360 S. Rosemary Avenue, Ste. 1420, West Palm Beach, Florida 33401.

(7)

Based on a Schedule 13G filed on February 14, 2024, by Nomura Holdings, Inc. (“Nomura”), a company incorporated under the laws of Japan, and Nomura Global Financial Products, Inc. (“NGFP”), a Delaware corporation. The shares are beneficially owned by NGFP. NGFP is a wholly owned subsidiary of Nomura, which accordingly may be deemed to beneficially own the shares beneficially owned by NGFP. Nomura and NGFP have shared voting and dispositive power over the shares. The principal business address of Nomura is 13-1, Nihonbashi 1-chome, Chuo-ku, Tokyo 103-8645, Japan. The principal business address of NGFP is Worldwide Plaza, 309 West 49th Street, New Nork, NY 10019.

(8)

Based on a Schedule 13G filed on February 2, 2024, by Cowen and Company, LLC (“Cowen”), a Delaware limited liability company. The principal business address for Cowen is 599 Lexington Ave., New York, NY 10022.

(9)

Based on a Schedule 13G filed on February 14, 2024, by Walleye Capital LLC (“Walleye”), a Minnesota limited liability company. The principal business address for Walleye is 315 Park Ave. South, New York, NY 10010.

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

Other than the payment to DEHC LLC, an affiliate of Daniel Huber, our Chief Financial Officer, of service and administrative fees of $20,000 per month for 18 months commencing on August 12, 2021, which was extended for the period from August 17, 2023 to August 17, 2024 with the same monthly payment, no compensation of any kind, including finder’s and consulting fees, will be paid by us to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Our sponsor has loaned us $150,000. This loan is non-interest bearing, unsecured and is due on completion of our initial business combination. The value of our sponsor’s interest in this transaction corresponds to the principal amount outstanding under any such loan. As of December 31, 2023, we had borrowed $150,000 under the note.

On August 29, 2023, our sponsor loaned us an aggregate of up to $950,250 to cover expenses related to the Company’s initial business combination pursuant to a promissory note (the “Second Note”). The Second Note is noninterest bearing and payable on the earliest of: (i) the consummation of the Company’s initial business combination unless converted into working capital warrants at the option of the Sponsor, at a price of $0.75 per warrant, as described in the registration statement that the Company filed in connection with the initial public offering of its securities, (ii) August 17, 2024, and (iii) the liquidation of the Company. Such working capital warrants would be identical to the private placement warrants issued to the Sponsor in a private placement in connection with the Company’s initial public offering. As of December 31, 2023, we had borrowed $950,250 under the note.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants, at a price of $0.75 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Other than $1,100,250 of working capital loans as of December 31, 2023, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive (i) their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination, (ii) their redemption rights with respect to any founder shares and any public shares held by them in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not completed our initial business combination by August 17, 2024, or during any Extension Period, or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (iii) their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination by August 17, 2024, or during any Extension Period, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame. If we submit our initial business combination to our public shareholders for a vote, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company.

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

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor (or its affiliates), officers or directors or otherwise acquire a business that later becomes affiliated with our sponsor (or its affiliates) or otherwise carry out non-arm’s length transactions with any of such parties. To minimize conflicts of interest, we agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that our initial business combination is fair to our Company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments made by us to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination. However, the following payments will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of our initial public offering and the sale of the private placement warrants held in the trust account prior to the completion of our initial business combination:

•

Payment of service and administrative fees to DEHC LLC, an affiliate of Daniel Huber, our Chief Financial Officer, of $20,000 per month for 18 months commencing on August 12, 2021, which was extended for the period from August 17, 2023 to August 17, 2024 with the same monthly payment;

•	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

•

Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Other than $1,100,250 of working capital loans as of December 31, 2023, the terms of these loans have not been determined nor have any written agreements been executed with respect thereto. Up to $2,000,000 of such loans may be convertible into warrants, at a price of $0.75 per warrant at the option of the lender. The warrants would be identical to the private placement warrants.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid to Marcum LLP, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with regulatory filings. The aggregate fees billed by Marcum LLP, for audit fees, inclusive of required filings with the SEC for the years ended December 31, 2023 and 2022, totaled $97,850 and $78,280, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Marcum LLP any audit-related fees during the years ended December 31, 2023 and 2022.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Marcum LLP any tax fees during the years ended December 31, 2023 and 2022.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Marcum LLP any other fees during the years ended December 31, 2023 and 2022.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements:

(2)	Financial Statements Schedule

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
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Kensington Capital Acquisition Corp. V (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph—Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses on or before August 17, 2024. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to August 17, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond August 17, 2024 and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing
an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Houston, TX
March 29, 2024

KENSINGTON CAPITAL ACQUISITION CORP. V
BALANCE SHEETS

	December 31,
	2023	2022
Assets
Current assets:
Cash	$1,222,918	$1,235,676
Prepaid expenses	127,183	142,668

Total current assets	1,350,101	1,378,344
Investments held in Trust Account	49,216,721	283,042,286

Total Assets	$50,566,822	$284,420,630

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$132,705	$18,507
Accrued expenses	2,140,748	657,627
Working Capital Loan -current related party	1,100,250	—

Total current liabilities	3,373,703	676,134
Working Capital Loan—related party	—	150,000
Deferred underwriting commissions in connection with the initial public offering	9,660,000	9,660,000
Derivative warrant liabilities	3,942,000	6,075,800

Total Liabilities	16,975,703	16,561,934
Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, 4,542,733 and 27,600,000 shares at redemption value of approximately $10.81 and $10.25 per share as of December 31, 2023 and December 31, 2022, respectively	49,116,721	282,942,286
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2023 and 2022	—	—
Class A ordinary shares, $0.0001 par value; 100,000,000 shares authorized; no non-redeemable shares issued or outstanding as of December 31, 2023 and 2022	—	—
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 6,900,000 shares issued and outstanding as of December 31, 2023 and December 31, 2022	690	690
Additional paid-in capital	—	—
Accumulated deficit	(15,526,292)	(15,084,280)

Total shareholders’ deficit	(15,525,602)	(15,083,590)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$50,566,822	$284,420,630

The accompanying notes are an integral part of these financial statements.

KENSINGTON CAPITAL ACQUISITION CORP. V
STATEMENTS OF OPERATIONS

	For The Year Ended December 31, 2023	For The Year Ended December 31, 2022

General and administrative expenses	$2,455,813	$1,085,913
Administrative expen s es—related party	120,000	240,000

Loss from operations	(2,575,813)	(1,325,913)
Other income:
Change in fair value of derivative warrant liabilities	2,685,800	26,255,600
Change in fair value of Working Capital Loan—related party	—	50,000
Income from investments held in Trust Account	9,377,784	4,224,953

Total other income	12,063,584	30,530,553

Net income	$9,487,771	$29,204,640

Weighted average shares outstanding of Class A ordinary share s , basic and diluted	18,819,287	27,600,000

Basic and diluted net income per share, Class A ordinary share	$0.37	$0.85

Weighted average shares outstanding of Class B ordinary share s , basic and diluted	6,900,000	6,900,000

Basic and diluted net income per share, Class B ordinary share	$0.37	$0.85

The accompanying notes are an integral part of these financial statements.

KENSINGTON CAPITAL ACQUISITION CORP. V
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the years ended December 31, 2023 and 2022

	Ordinary Shares				Additional Paid-in Capital		Total Shareholders’ Deficit
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance—December 31, 2021	—	$—	6,900,000	$690	$—	$(39,628,234)	$(39,627,544)
Excess of cash received over fair value of private placement warrant	—	—	—	—	2,281,600	—	2,281,600
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	(2,281,600)	(4,660,686)	(6,942,286)
Net income	—	—	—	—	—	29,204,640	29,204,640

Balance—December 31, 2022	—	$—	6,900,000	$690	$—	$(15,084,280)	$(15,083,590)
Excess of cash received over fair value of Additional Private Placement Warrants	—	—	—	—	2,208,000	—	2,208,000
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	(2,208,000)	(9,929,783)	(12,137,783)
Contribution—Shareholder non-redemption agreement	—	—	—	—	550,421	—	550,421
Shareholder non-redemption agreement	—	—	—	—	(550,421)	—	(550,421)
Net income	—	—	—	—	—	9,487,771	9,487,771

Balance—December 31, 2023	—	$—	6,900,000	$690	$—	$(15,526,292)	$(15,525,602)

The accompanying notes are an integral part of these financial statements.

KENSINGTON CAPITAL ACQUISITION CORP. V
STATEMENTS OF CASH FLOWS

	For The Year Ended December 31, 2023	For The Year Ended December 31, 2022

Cash Flows from Operating Activities:
Net income	$9,487,771	$29,204,640
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(2,685,800)	(26,255,600)
Change in fair value of Working Capital Loan—related party	—	(50,000)
Income from investments held in Trust Account	(9,377,784)	(4,224,953)
Changes in operating assets and liabilities:
Prepaid expenses	15,485	125,578
Accounts payable	114,198	(19,156)
Accrued expenses	1,483,122	440,827

Net cash used in operating activities	(963,008)	(778,664)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(2,760,000)	(2,760,000)
Cash withdrawn from Trust Account in connection with redemption	245,963,349	—

Net cash provided by (used in) investing activities	243,203,349	(2,760,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related parties	950,250	—
Redemption of Class A ordinary shares	(245,963,349)	—
Proceeds received from private placement	2,760,000	2,760,000

Net cash (used in) provided by financing activities	(242,253,099)	2,760,000

Net change in cash	(12,758)	(778,664)
Cash—beginning of the period	1,235,676	2,014,340

Cash—end of the period	$1,222,918	$1,235,676

Supplemental disclosure of non-cash activities:
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	$9,377,784	$4,182,286
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
As of December 31, 2023, the Company had not commenced any operations. All activity for the period from March 19, 2021 (inception) through December 31, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, its search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
On each of August 4, 2022 and February 15, 2023, in connection with the Extensions as described below, the Company consummated an additional private placement (each, an “Additional Private Placement” and collectively, the “Additional Private Placements”) of 3,680,000 warrants (each, an “Additional Private Placement Warrant” and collectively, the “Additional Private Placement Warrants”) at a price of $0.75 per Additional Private Placement Warrant, generating total proceeds in
aggregate of $5,520,000. The Additional Private Placement Warrants were purchased by the Sponsor and are substantially similar to the Private Placement Warrants issued to the Sponsor at the time of the Company’s Initial Public Offering. The Additional Private Placement Warrants were issued pursuant to, and are governed by, the Warrant Agreement that the Company entered into at the time of the Initial Public Offering. Upon closing of the Additional Private Placements, the proceeds received by the Company in connection with the issuance of the Additional Private Placement Warrants were deposited in the Trust Account.

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO FINANCIAL STATEMENTS

On August 11, 2023 and August 14, 2023, the Sponsor and the Company entered into agreements (the
“Non-Redemption
Agreements”) with several unaffiliated third parties in exchange for them agreeing not to redeem an aggregate of 2,600,000 Class A ordinary shares (the
“Non-Redeemed
Shares”) of the Company at the extraordinary general meeting called by the Company (the “Extraordinary General Meeting”) to approve, among other proposals, an extension of time for the Company to consummate an initial business combination from August 17, 2023 to August 17, 2024 (the “Extension”). In exchange for the foregoing commitment not to redeem such shares, the Sponsor has agreed to transfer to such investors an aggregate of 568,750 Class B ordinary shares of the Company held by the Sponsor immediately following the consummation of an initial business combination if they continue to hold such
Non-Redeemed
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
The Company will provide holders of the Company’s outstanding Class A ordinary shares, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes, net of taxes payable, calculated as of two business days prior to the initial Business Combination. The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a shareholder vote is not required by applicable law or stock exchange rule and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Memorandum and Articles”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO FINANCIAL STATEMENTS

prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange rule, or the Company decides to obtain shareholder approval for business or reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote any Founder Shares (as defined below in Note 4) and any Public Shares held by them in favor of a Business Combination.
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
The Company initially had 12 months from the closing of the Initial Public Offering to consummate the initial Business Combination. However, if the Company anticipated that it may not be able to consummate the initial Business Combination within 12 months, the Company was permitted to, by resolution of its board of directors at the option of the Sponsor, extend the period of time the Company had to consummate an initial Business Combination up to two times, each by an additional 6 months (for a total of up to an additional 12 months from the closing of the Initial Public Offering), subject to the Sponsor purchasing additional Private Placement Warrants. The Company’s shareholders were not entitled to vote on or redeem their shares in connection with any such extension. Pursuant to the terms of the Memorandum and Articles, in order to extend the period of time to consummate an initial Business Combination in such a manner, the Sponsor had to purchase an additional 3,680,000 Private Placement Warrants, at a price of $0.75 per warrant, and deposit $0.10 per each Unit (for an aggregate of approximately $2.8 million), in proceeds into the Trust Account on or prior to the date of the applicable deadline, for each
6-month
extension. On August 4, 2022 and February 15, 2023, the Company elected to extend the Combination Period by 6 months each time to August 17, 2023 (the “Extensions”). On July 28, 2023, the Company filed a definitive proxy statement for the solicitation of proxies in connection with the Extraordinary General Meeting of the Company’s shareholders held on August 15, 2023 to consider and vote on, among other proposals, an amendment to the Company’s Memorandum and Articles to extend the date by which the Company must consummate a business combination from August 17, 2023 to August 17, 2024. The extension to consummate a business combination from August 17, 2023 to August 17, 2024 was approved by the Company’s shareholders on August 15, 2023.
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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO FINANCIAL STATEMENTS

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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO FINANCIAL STATEMENTS

Risks and Uncertainties
The continuing military conflict between the Russian Federation and Ukraine, the military action between Hamas and Israel, and the risk of escalations of other military conflicts have created and are expected to create global economic consequences. The impact of these actions and related sanctions on the world economy are not determinable as of the date of this Annual Report on
Form 10-K.
The specific impact on our financial condition, results of operations, and cash flows is also not determinable as of the date of this Annual Report on
Form 10-K.
Termination of Business Combination Agreement
On April 6, 2023, the Company entered into a business combination agreement (the “Business Combination Agreement”) with Arrival, a joint stock company (
société anonyme
) governed by the laws of the Grand Duchy of Luxembourg, having its registered office at 60A, rue des Bruyères,
L-1274
Howald, Grand Duchy of Luxembourg and registered with the RCS under number B248209 (“Arrival”). Effective as of July 3, 2023 and in accordance with Section 9.01(a) of the Business Combination Agreement, the Company and Arrival mutually agreed to terminate the Business Combination Agreement, pursuant to a letter agreement between Arrival and the Company
(t
he “Termi
n
atio
n
Letter”).
Liquidity and Going Concern
As of December 31, 2023, the Company had approximately $1.2 million in its operating bank account and a working capital deficit of approximately $2.0 million.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company in exchange for issuance of Founder Shares (as defined in Note 4), and the loan from the Sponsor of approximately $150,000 under the Note (as defined in Note 4), which was converted into a Working Capital Loan (as defined in Note 4) on August 17, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Initial Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of December 31, 2023 and December 31, 2022, the fair value of the Working Capital Loan was $150,000 (see Note 4).
On August 29, 2023, the Sponsor loaned the Company an aggregate of up to $950,250 to cover expenses related to the Company’s initial business combination pursuant to a promissory note (the “Second Note”). The Second Note is noninterest bearing and payable on the earliest of: (i) the consummation of the Company’s initial business combination unless converted into working capital warrants at the option of the Sponsor, at a price of $0.75 per warrant, as described in the registration statement that the Company filed in connection with the initial public offering of its securities, (ii) August 17, 2024, and (iii) the liquidation of the Company. Such working capital warrants would be identical to the private placement warrants issued to the Sponsor in a private placement in connection with the Company’s initial public offering. As of December 31, 2023 and December 31, 2022, the fair value of the Second Note was $950,250 and $0, respectively (see Note 4).
Based upon the analysis above, management has determined that the Company does not have sufficient liquidity to meet its anticipated obligations for at least twelve months after the financial statements are issued, as such, the

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO FINANCIAL STATEMENTS

events and circumstances raise substantial doubt about the Company’s ability to continue as a going concern
. In connection with our assessment of going concern considerations in accordance with the ASC
205-40,
the Company has until August 17, 2024 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern.
NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.
The financial information as of December 31, 2022, is derived from the audited financial statements presented in the Form
10-K
for the year ended December 31, 2022, as filed with the SEC on April 03, 2023. The Form
10-K
had a typographical error in the Class B shares and Additional Paid in Capital balances reported on the Company’s statements of changes in shareholders’ deficit for the year ended December 31, 2022 and 2021, whereby Class B shares of 0 and $0 should have been reported as 6,900,000 and $690 and additional paid in capital of $24,310 should have been reported as $0. Class B shares and additional paid in capital were reported correctly in the balance sheets as of December 31, 2022 and 2021 within the Form
10-K.
The Company has corrected this typographical error in the accompanying statements of changes in shareholders’ deficit.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2023 and 2022.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO FINANCIAL STATEMENTS

investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of December 31, 2023 and 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the balance sheets.
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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO FINANCIAL STATEMENTS

The 20,700,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 18,720,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC
815-40.
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering were initially estimated using a Monte Carlo simulation model. For periods where no observable traded price is available, the fair value continues to be estimated using a Monte Carlo simulation. The fair value of the Private Placement Warrants is determined using Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Working Capital Loan-Related Party
The Company has elected the fair value option to account for its Working Capital Loan with its Sponsor as defined and more fully described in Note 4. As a result of applying the fair value option, the Company records the loan fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of Working Capital Loan reported in the statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.
Offering Costs Associated with Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating
expenses in the statements of operations. Offering costs associated with the Class A ordinary shares were charged against the carrying value of Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 4,542,733 and 27,600,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets as of December 31, 2023 and December 31, 2022, respectively.

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO FINANCIAL STATEMENTS

Effective with the closing of the Initial Public
Offering
, the Company recognized the remeasurement from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
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
The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 39,420,000 Class A ordinary shares, or the effects of the 1,467,000 shares underlying the warrants that would be issuable upon conversion of the Working Capital Loans (as defined in Note 4) in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. The Company has considered the effect of Class B ordinary shares that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company has included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Remeasurement of the redeemable Class A ordinary shares is excluded from net income per share as the redemption value approximates fair value.
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For The Year Ended December 31, 2023		For The Year Ended December 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$6,942,381	$2,545,390	$23,363,712	$5,840,928
Denominator:
Basic and diluted weighted average ordinary shares outstanding	18,819,287	6,900,000	27,600,000	6,900,000

Basic and diluted net income per ordinary share	$0.37	$0.37	$0.85	$0.85

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment
date. Valuation allowances are established, when necessary, to reduce deferred tax assets

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO FINANCIAL STATEMENTS

to the amount expected to be realized. Deferred tax assets were deemed de minimis as of December 31, 2023 and 2022 and a full valuation allowance was recorded against such deferred tax assets.
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no
unrecognized tax benefits as of December 31, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2023 and 2022.
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
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO FINANCIAL STATEMENTS

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
On each of August 4, 2022 and February 15, 2023, the Company consummated the Additional Private Placements of 3,680,000 Additional Private Placement Warrants at a price of $0.75 per Additional Private Placement Warrant, generating total proceeds
i
n aggregate of $5,520,000. The Additional Private Placement Warrants were purchased by the Sponsor and are substantially similar to the Private Placement Warrants issued to the Sponsor at the time of the Company’s Initial Public Offering. The Additional Private Placement Warrants have been issued pursuant to, and are governed by, the Warrant Agreement that the Company entered into at the time of the Initial Public Offering. Upon closing of the Additional Private Placements, the proceeds received by the Company in connection with the issuance of the Additional Private Placement Warrants were deposited in the Trust Account.
Related Party Loans
On March 24, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO FINANCIAL STATEMENTS

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
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans could be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $0.75 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Company has drawn $150,000 under the Note, which was converted into a Working Capital Loan on August 17, 2021. As of December 31, 2023 and 2022, the fair value of this Working Capital Loan was $150,000 in the accompanying balance sheets.
On August 29, 2023, the Sponsor loaned the Company an aggregate of up to $950,250 to cover expenses related to the Company’s initial business combination pursuant to a promissory note (the “Second Note”). The Second Note is noninterest bearing and payable on the earliest of: (i) the consummation of the Company’s initial business combination unless converted into working capital warrants at the option of the Sponsor, at a price of $0.75 per warrant, as described in the registration statement that the Company filed in connection with the initial public offering of its securities, (ii) August 17, 2024, and (iii) the liquidation of the Company. Such working capital warrants would be identical to the private placement warrants issued to the Sponsor in a private placement in connection with the Company’s initial public offering. As of December 31, 2023 and December 31, 2022, the fair value of the Second Note was $950,250 and $0, respectively.
Service and Administrative Fees
On August 12, 2021, the Company entered into an agreement with DEHC LLC, an affiliate of the Company’s Chief Financial Officer, pursuant to which the Company agreed to pay for service and administrative fees of $20,000 per month for 18 months (or until February 12, 2023). On August 29, 2023, the agreement was amended to extend the services for the period from August 17, 2023 to August 17, 2024 with the same monthly payment. For the year ended December 31, 2023 and 2022, the Company incurred $120,000 and $240,000 for such expenses, respectively, included as general and administrative expenses-related party on the statements of operations contained herein. As of December 31, 2023 and 2022, the Company had no outstanding balance for services in connection with such agreement. The Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers, directors or their affiliates.
Non-Redemption
Agreements
On August 11, 2023 and August 14, 2023, the Company entered into
Non-Redemption
Agreements
with various unaffiliated third parties pursuant to which these shareholders have committed not to redeem 2,600,000 of their

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO FINANCIAL STATEMENTS

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
Contingent Fee Arrangement
On August 3, 2023, the Company entered into an arrangement with J.V.B Financial Group, acting through its Cohen & Company Capital Markets division (“CCM”) to obtain capital market advisory services and to act as the Company’s placement agent in connection with raising capital with a specific target in its search for a Business Combination with an unaffiliated third party (“Target”). CCM would be entitled to an advisor fee of $2.0 million and a transaction fee of an amount equal to 5% of the sum of the gross proceeds raised from investors and received by the Company and Target plus proceeds released from the Trust Account without restriction with

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO FINANCIAL STATEMENTS

respect to any of the Class A ordinary shares that did not redeem such shares in connection with the Extension or the Business Combination (“Arrangement”). The Company may pay CCM a discretionary fee of $1.0 million if the Company determines in its sole discretion that the performance of CCM warrants such additional fee. Per the Arrangement, the fees for these services are contingent upon the closing of a Business Combination and therefore not included as liabilities on the accompanying balance sheets. Under the Arrangement, the Company will also reimburse CCM for reasonable expenses. As of December 31, 2023 and December 31, 2022, no expenses have been claimed.
NOTE 6. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. On August 15, 2023, holders of 23,057,267 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.67 per share, for an aggregate redemption amount of approximately $246.0 million. As of December 31, 2023 and December 31, 2022, there were 4,542,733 and 27,600,000, respectively, Class A ordinary shares outstanding, all of which were subject to possible redemption.
The Class A ordinary shares subject to possible redemption reflected on the balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2021	$276,000,000
Extension payment made by the Sponsor	2,760,000
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	4,182,286

Class A ordinary shares subject to possible redemption, December 31, 2022	$282,942,286
Extension payment made by the Sponsor	2,760,000
Redemption of Class A ordinary shares subject to possible redemption	(245,963,349)
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	9,377,784
Class A ordinary shares subject to possible redemption, December 31, 2023	$49,116,721

NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares
—The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue 100,000,000 Class A
ordinary
shares with a par value of $0.0001 per share. As of December 31, 2023 and December 31, 2022, there were 4,542,733 and

F-2
0

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO FINANCIAL STATEMENTS

27,600,000, respectively, Class A ordinary shares issued and outstanding, which were all subject to possible redemption and have been classified as temporary equity (see Note 6).
Class
 B Ordinary Shares
—The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2023 and 2022, there were 6,900,000 Class B ordinary shares issued and outstanding, which amounts have been adjusted to reflect the shares surrendered as discussed in Note 4.
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
NOTE 8. DERIVATIVE WARRANT LIABILITIES
As of December 31, 2023, the Company had 20,700,000 Public Warrants and 18,720,000 Private Placement Warrants outstanding. As of December 31, 2022, the Company had 20,700,000 Public Warrants and 15,040,000 Private Placement Warrants outstanding.
Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become

F-2
1

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO FINANCIAL STATEMENTS

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
The warrants will have an exercise price of $11.50 per share, subject to adjustments. In addition, if (x) the Company issues additional shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (as adjusted for share sub-divisions,
share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Sponsor, initial shareholders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the Initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of each warrant will be adjusted (to the nearest cent) such that the effective exercise price per full share will be equal to 115% of the higher of (i) the Market Value and (ii) the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of (i) the Market Value and (ii) the Newly Issued Price.
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

F-2
2

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO FINANCIAL STATEMENTS

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

•
If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

December 31, 2023 Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-U.S. Treasury Securities (1)	$49,216,069	$—	$—
Liabilities:
Derivative warrant liabilities -Public Warrants	$2,070,000	$—	$—
Derivative warrant liabilities-Private Placement Warrants	$—	$—	$1,872,000
Working Capital Loan-related party	$—	$—	$1,100,250

December 31, 2022 Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-U.S. Treasury Securities (1)	$283,041,710	$—	$—
Liabilities:
Derivative warrant liabilities -Public Warrants	$3,519,000	$—	$—
Derivative warrant liabilities-Private Placement Warrants	$—	$—	$2,556,800
Working Capital Loan-related party	$—	$—	$150,000

(1)	Excludes $652 and $576 of cash balance held within the Trust Account as of December 31, 2023 and 2022, respectively.

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during year ended December 31, 2023 or 2022.
Level 1 assets include investments in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
For periods where no observable traded price is available, the fair value of the Public Warrants has been estimated using a Monte Carlo simulation. The estimated fair value of the Private Placement Warrants and Working Capital Loan is determined using Black-Scholes option pricing model. For the year ended December 31, 2023 and 2022, the Company recognized a non-operating
gain from the change in fair value of derivative warrant liabilities of approximately $2.7 million and $26.3 million, respectively, and a non-operating
gain from the change in fair value of the working capital loan of $0 and $50,000, respectively, in the accompanying statements of operations.
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
The following table provides quantitative information regarding Level 3 fair value measurements input for Private Placement Warrants, and Working Capital Loan at their measurement dates:

	As of December 31, 2023	As of December 31, 2022
Exercise price	$11.50	$11.50
Stock price	$10.69	$10.20
Volatility	5.2%	4.4%
Term (years)	5.58	5.42
Risk-free rate	3.78%	3.91%
Dividend yield	0.0%	0.0%
(Note: To determine the fair value of the Working Capital Loan, the Company relied on the inputs of the Private Placement Warrants, as the warrants that would be converted from the Working Capital Loan would be identical to the Private Placement Warrants.)
The Company determined that the fair value of the Working Capital Loan at initial measurement approximated the proceeds received from the issuance of the additional Working Capital Loan.
The change in the fair value of the derivative liabilities, measured using Level 3 inputs
, for the year ended December 31, 2023 and 2022, is summarized as follows:

Derivative warrant liabilities a s of December 31, 2022	$2,556,800
Issuance of Private Placement Warrants	552,000
Change in fair value of derivative warrant liabilities	(1,236,800)

Derivative warrant liabilities a s of December 31, 2023	$1,872,000

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO FINANCIAL STATEMENTS

Derivative warrant liabilities a s of December 31, 2021	$11,360,000
Issuance of Public and Private Placement Warrants	478,400
Change in fair value of derivative warrant liabilities	(9,281,600)

Derivative warrant liabilities a s of December 31, 2022	$2,556,800

The change in the fair value of the Working Capital Loan-related party, measured using Level 3 inputs, for the year ended December 31, 2023 and 2022, is summarized as follows:

Working Capital Loan-related party a s of December 31, 2022	$150,000
Additional Working Capital Loan-related party	950,250

Working Capital Loan-related party a s of December 31, 2023	$1,100,250

Working Capital Loan-related party a s of December 31, 2021	$200,000
Change in fair value of Working Capital Loan-related party	(50,000)

Working Capital Loan-related party as of December 31, 2022	$150,000

NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred up to the date financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on August 17, 2021)

3.2	Amendment to Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on August 15, 2023)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1/A, filed on August 9, 2021)

4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Form S-1/A, filed on August 9, 2021)

4.3	Specimen Warrant Certificate (included in Exhibit 4.4)

4.4	Warrant Agreement, between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 17, 2021)

10.1	Promissory Note, dated March 24, 2021, issued to Kensington Capital Sponsor V LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form S-1, filed on July 19, 2021)

10.2	Letter Agreement, among the Registrant and the Registrant’s officers and directors and Kensington Capital Sponsor V LLC and its members (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on August 17, 2021)

10.3	Investment Management Trust Agreement, dated as of August 12, 2021, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 17, 2021)

10.4	Amendment No. 1 to Investment Management Trust Agreement, dated as of August 15, 2023, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 15, 2023)

10.5	Registration Rights Agreement, between the Registrant and Kensington Capital Sponsor V LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on August 17, 2021)

10.6	Securities Subscription Agreement, dated March 24, 2021, between the Registrant and Kensington Capital Sponsor V LLC (incorporated by reference to Exhibit 10.7 to the Company’s Form S-1, filed on July 19, 2021)

10.7	Services Agreement, dated August 12, 2021, between the Registrant and DEHC LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on August 17, 2021)

10.8	Amendment, dated August 29, 2023, to Services Agreement between the Registrant and DEHC LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 29, 2023)

10.9	Warrants Subscription Agreement, between the Registrant and Kensington Capital Sponsor V LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 17, 2021)

10.10	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on August 17, 2021)

10.11	Termination Letter, dated July 3, 2023, between the Registrant and Arrival (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 3, 2023)

Exhibit No.	Description

10.12	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 14, 2023)

10.13	Promissory Note, dated August 29, 2023, issued to Kensington Capital Sponsor V LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 29, 2023)

24.1	Power of Attorney (included on the signature page)

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Kensington Capital Acquisition Corp. V Clawback Policy

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

March 29, 2024	KENSINGTON CAPITAL ACQUISITION CORP. V

	By:	/s/ Justin Mirro
	Name:	Justin Mirro
	Title:	Chairman and Chief Executive Officer

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

Signature	Title	Date

/s/ Justin Mirro Justin Mirro	Chairman and Chief Executive Officer (Principal Executive Officer)	March 29, 2024

/s/ Daniel Huber Daniel Huber	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2024

/s/ John Arney John Arney	Vice Chairman and President	March 29, 2024

/s/ Anders Pettersson Anders Pettersson	Director	March 29, 2024

/s/ Mitchell Quain Mitchell Quain	Director	March 29, 2024

/s/ Mark Robertshaw Mark Robertshaw	Director	March 29, 2024

/s/ Nickolas Vande Steeg Nickolas Vande Steeg	Director	March 29, 2024

/s/ William Kassling William Kassling	Director	March 29, 2024