Form 10-Q
period 2024-03-31
Kensington Capital Acquisition Corp. V
filed 2024-05-20
CIK 1865407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
12b-2
of the Exchange Act). Yes ☒ No ☐
As of Ma
y 1
7
, 2
024, 4,542,733 Class A ordinary shares, par value $0.0001 per share, and 6,900,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

KENSINGTON CAPITAL ACQUISITION CORP. V
Quarterly Report on Form
10-Q

i

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Financial Statements
KENSINGTON CAPITAL ACQUISITION CORP. V
CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash	$1,120,360	$1,222,918
Prepaid expenses	77,248	127,183

Total current assets	1,197,608	1,350,101
Investments held in Trust Account	50,083,616	49,216,721

Total Assets	$51,281,224	$50,566,822

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$197,311	$132,705
Accrued expenses	2,209,888	2,140,748
Working Capital Loan -current related party	1,100,250	1,100,250

Total current liabilities	3,507,449	3,373,703
Deferred underwriting commissions in connection with the initial public offering	9,660,000	9,660,000
Derivative warrant liabilities	2,365,200	3,942,000

Total Liabilities	15,532,649	16,975,703

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, 4,542,733 shares at redemption value of approximately $11.00 and $10.81 per share as of March 31, 2024 and December 31, 2023, respectively	49,983,616	49,116,721

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2024 and December 31, 2023	—	—
Class A ordinary shares, $0.0001 par value; 100,000,000 shares authorized; no non-redeemable shares issued or outstanding as of March 31, 2024 and December 31, 2023	—	—
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 6,900,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023	690	690
Additional paid-in capital	—	—
Accumulated deficit	(14,235,731)	(15,526,292)

Total shareholders’ deficit	(14,235,041)	(15,525,602)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$51,281,224	$50,566,822

The accompanying notes are an integral part of these unaudited condensed financial statements.

KENSINGTON CAPITAL ACQUISITION CORP. V
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended March 31,
	2024	2023
General and administrative expenses	$226,239	$1,022,665
Administrative expense s - related party	60,000	20,000

Loss from operations	(286,239)	(1,042,665)

Other income (expenses):
Change in fair value of derivative warrant liabilities	1,576,800	(3,227,200)

Income from investments held in Trust Account	866,895	2,732,154

Total other income (expenses)	2,443,695	(495,046)

Net income (loss)	$2,157,456	$(1,537,711)

Weighted average shares outstanding of Class A ordinary share, basic and diluted	4,542,733	27,600,000

Basic and diluted net income (loss) per share, Class A ordinary share	$0.19	$(0.04)

Weighted average shares outstanding of Class B ordinary share, basic and diluted	6,900,000	6,900,000

Basic and diluted net income (loss) per share, Class B ordinary share	$0.19	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KENSINGTON CAPITAL ACQUISITION CORP. V
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For The Three Months Ended March 31, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance - December 31, 2023	—	$—	6,900,000	$690	$—	$(15,526,292)	$(15,525,602)
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(866,895)	(866,895)
Net income	—	—	—	—	—	2,157,456	2,157,456

Balance - March 31, 2024 (unaudited)	—	$—	6,900,000	$690	$—	$(14,235,731)	$(14,235,041)

For The Three Months Ended March 31, 2023

	Class A Ordinary Shares			Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount		Shares	Amount
Balance - December 31, 2022		$		6,900,000	$690	$—	$(15,084,280)	$(15,083,590)
Excess of cash received over fair value of Additional Private Placement Warrants	—		—	—	—	2,208,000	—	2,208,000
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	—		—	—	—	(2,208,000)	(3,284,154)	(5,492,154)
Net loss	—		—	—	—	—	(1,537,711)	(1,537,711)

Balance - March 31, 2023 (unaudited)	—		$—	6,900,000	$690	$—	$(19,906,145)	$(19,905,455)

The accompanying notes are an integral part of these unaudited condensed financial statements

KENSINGTON CAPITAL ACQUISITION CORP. V
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$2,157,456	$(1,537,711)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(1,576,800)	3,227,200
Income from investments held in Trust Account	(866,895)	(2,732,154)
Changes in operating assets and liabilities:
Prepaid expenses	49,935	10,556
Accounts payable	64,606	46,037
Accrued expenses	69,140	845,716

Net cash used in operating activities	(102,558)	(140,356)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(2,760,000)

Net cash used in investing activities	—	(2,760,000)

Cash Flows from Financing Activities:
Proceeds received from private placement	—	2,760,000

Net cash provided by financing activities	—	2,760,000

Net change in cash	(102,558)	(140,356)
Cash - beginning of the period	1,222,918	1,235,676

Cash - end of the period	$1,120,360	$1,095,320

Supplemental disclosure of non-cash activities:
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	$866,895	$2,732,154
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
As of March 31, 2024, the Company had not commenced any operations. All activity for the period from March 19, 2021 (inception) through March 31, 2024 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, its search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Shares”) of the Company at the extraordinary general meeting called by the Company (the “Extraordinary General Meeting”) to approve, among other proposals,

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

an extension of time for the Company to consummate an initial business combination from August 17, 2023 to August 17, 2024 (the “Extension”). In exchange for the foregoing commitment not to redeem such shares, the Sponsor has agreed to transfer to such investors an aggregate of 568,750 Class B ordinary shares of the Company held by the Sponsor immediately following the consummation of an initial business combination if they continued to hold such
Non-Redeemed
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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Liquidity and Going Concern
As of March 31, 2024, the Company had approximately $1.1 million in its operating bank account and a working capital deficit of approximately $2.3 million.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company in exchange for issuance of Founder Shares (as defined in Note 4), and the loan from the Sponsor of approximately $150,000 under the Note (as defined in Note 4), which was converted into a Working Capital Loan (as defined in Note 4) on August 17, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Initial Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of March 31, 2024 and December 31, 2023, the fair value of the Working Capital Loan was $150,000 (see Note 4).
On August 29, 2023, the Sponsor loaned the Company an aggregate of up to $950,250 to cover expenses related to the Company’s initial business combination pursuant to a promissory note (the “Second Note”). The Second Note is noninterest bearing and payable on the earliest of: (i) the consummation of the Company’s initial business combination unless converted into working capital warrants at the option of the Sponsor, at a price of $0.75 per warrant, as described in the registration statement that the Company filed in connection with the initial public offering of its securities, (ii) August 17, 2024, and (iii) the liquidation of the Company. Such working capital warrants would be identical to the private placement warrants issued to the Sponsor in a private placement in connection with the Company’s initial public offering. As of March 31, 2024 and December 31, 2023, the fair value of the Second Note was $950,250 (see Note 4).

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any future period.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
(the “Form
10-K”)
for the year ended December 31, 2023, as filed with the SEC on March 29, 2024, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2023, is derived from the audited financial statements presented in the Form
10-K.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2024 and December 31, 2023.
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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of March 31, 2024 and December 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.
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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 4,542,733 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets as of March 31, 2024 and December 31, 2023.
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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended March 31, 2024		For the Three Months Ended March 31, 2023
	Class A	Class B	Class A	Class B
Basic and Diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$856,504	$1,300,952	$(1,230,169)	$(307,542)
Denominator:
Basic and Diluted weighted average ordinary shares outstanding	4,542,733	6,900,000	27,600,000	6,900,000

Basic and Diluted net income (loss) per ordinary share	$0.19	$0.19	$(0.04)	$(0.04)

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed de minimis as of March 31, 2024 and December 31, 2023 and a full valuation allowance was recorded against such deferred tax assets.
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2024 and December 31, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2024 and December 31, 2023.
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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans could be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $0.75 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Company has drawn $150,000 under the Note, which was converted into a Working Capital Loan on August 17, 2021. As of March 31, 2024 and December 31, 2023, the fair value of this Working Capital Loan was $150,000 in the accompanying condensed balance sheets.
On August 29, 2023, the Sponsor loaned the Company an aggregate of up to $950,250 to cover expenses related to the Company’s initial business combination pursuant to a promissory note (the “Second Note”). The Second Note is noninterest bearing and payable on the earliest of: (i) the consummation of the Company’s initial business combination unless converted into working capital warrants at the option of the Sponsor, at a price of $0.75 per warrant, as described in the registration statement that the Company filed in connection with the initial public offering of its securities, (ii) August 17, 2024, and (iii) the liquidation of the Company. Such working capital warrants would be identical to the private placement warrants issued to the Sponsor in a private placement in connection with the Company’s initial public offering. As of March 31, 2024 and December 31, 2023, the fair value of the Second Note was $950,250.

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Service and Administrative Fees
On August 12, 2021, the Company entered into an agreement with DEHC LLC, an affiliate of the Company’s Chief Financial Officer, pursuant to which the Company agreed to pay for service and administrative fees of $20,000 per month for 18 months (or until February 12, 2023). On August 29, 2023, the agreement was amended to extend the services for the period from August 17, 2023 to August 17, 2024 with the same monthly payment. For the three months ended March 31, 2024 and 2023, the Company incurred $60,000 and $20,000, respectively, for such expenses, included as general and administrative expenses-related party on the condensed statements of operations contained herein. As of March 31, 2024 and December 31, 2023, the Company had no outstanding balance for services in connection with such agreement.
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
Contingent Fee Arrangement
On August 3, 2023, the Company entered into an arrangement with J.V.B Financial Group, acting through its Cohen & Company Capital Markets division (“CCM”) to obtain capital market advisory services and to act as the Company’s placement agent in connection with raising capital with a specific target in its search for a Business Combination with an unaffiliated third party (“Target”). CCM would be entitled to an advisor fee of $2.0 million and a transaction fee of an amount equal to 5% of the sum of the gross proceeds raised from investors and received by the Company and Target plus proceeds released from the Trust Account without restriction with respect to any of the Class A ordinary shares that did not redeem such shares in connection with the Extension or the Business Combination (“Arrangement”). The Company may pay CCM a discretionary fee of $1.0 million if the Company determines in its sole discretion that the performance of CCM warrants such additional fee. Per the Arrangement, the fees for these services are contingent upon the closing of a Business Combination and therefore not included as liabilities on the accompanying condensed balance sheets. Under the Arrangement, the Company will also reimburse CCM for reasonable expenses. As of March 31, 2024 and December 31, 2023, no expenses have been claimed.
NOTE 6. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. On August 15, 2023, holders of 23,057,267 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.67 per share, for an aggregate redemption amount of approximately $246.0 million. As of March 31, 2024 and December 31, 2023, there were 4,542,733 Class A ordinary shares outstanding, all of which were subject to possible redemption.
The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2022	$282,942,286
Extension payment made by the Sponsor	2,760,000
Redemption of Class A ordinary shares subject to possible redemption	(245,963,349)
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	9,377,784

Class A ordinary shares subject to possible redemption, December 31, 2023	49,116,721
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	866,895

Class A ordinary shares subject to possible redemption, March 31, 2024	$49,983,616

NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares-
The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares-
The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were 4,542,733 Class A ordinary shares issued and outstanding, which were all subject to possible redemption and have been classified as temporary equity (see Note 6).

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class
 B Ordinary Shares-
The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were 6,900,000 Class B ordinary shares issued and outstanding, which amounts have been adjusted to reflect the shares surrendered as discussed in Note 4.
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
NOTE 8. DERIVATIVE WARRANT LIABILITIES
As of March 31, 2024 and December 31, 2023, the Company had 20,700,000 Public Warrants and 18,720,000 Private Placement Warrants outstanding.
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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:
March 31, 2024

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-Money Market Funds (1)	$50,082,964		$—	$—
Liabilities:
Derivative Warrant Liabilities -Public Warrants	$1,242,000		$—	$—
Derivative Warrant Liabilities-Private Warrants	$—	$		$1,123,200
Working Capital Loan - Related Party	$—		$—	$1,100,250
December 31, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-Money Market Funds (1)	$49,216,069	$—	$—
Liabilities:
Derivative Warrant Liabilities -Public Warrants	$2,070,000	$—	$—
Derivative Warrant Liabilities-Private Warrants	$—	$—	$1,872,000
Working Capital Loan - Related Party	$—	$—	$1,100,250

(1)	Excludes $652 of cash balance held within the Trust Account as of March 31, 2024 and December 31, 2023.
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2024 or 2023.
Level 1 assets include investments in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The Public Warrants were valued using an observable market quote in an active market as of March 31, 2024 and December 31, 2023. As of March 31, 2024, the estimated fair value of the Private Placement Warrants and Working Capital Loans were based on the observable fair value of the Public Warrants as of March 31, 2024. As of December 31, 2023, the estimated fair value of the Private Placement Warrants and Working Capital Loan is determined using Black-Scholes option pricing model. For the three months ended March 31, 2024 and 2023, the Company recognized a non-operating gain
from the change in fair value of derivative warrant liabilities of approximately $1.6 million and a non-operating
loss of $3.2 million, respectively, and no change in fair value of the working capital loan in the accompanying unaudited condensed statements of operations.
The change in the valuation technique used to determine the fair value of the Private Placement Warrants and Working Capital loans was due to the limited market activity. The Company determined the fair value of each Private Warrant was consistent with that of a Public Warrant. For the fair value of the Working Capital Loans, the Company also relied on the fair value of the Public Warrants, as the warrants that would be converted from the Working Capital Loan would be identical to the Private Placement Warrants.
As of December 31, 2023 the estimated fair value of the Private Placement Warrants and Working Capital Loan was determined using Level 3 inputs. Inherent in a Black-Scholes option pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate, and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

peer companies’ ordinary shares that match the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 fair value measurements input for Private Placement Warrants, and Working Capital Loan at their measurement dates:

As of December 31, 2023
Exercise price	$11.50
Stock price	$10.69
Volatility	5.2%
Term (years)	5.58
Risk-free rate	3.78%
Dividend yield	0.00%
(Note: To determine the fair value of the Working Capital Loans, the Company relied on the inputs of the Private Placement Warrants, as the warrants that would be converted from the Working Capital Loan would be identical to the Private Placement Warrants.)
The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the period from December 31, 2022 through March 31, 2024, is summarized as follows:

Derivative warrant liabilities as of December 31, 2022	$2,556,800
Issuance of Additional Private Placement Warrants	552,000
Change in fair value of derivative warrant liabilities	(1,236,800)

Derivative warrant liabilities as of December 31, 2023	1,872,000
Change in fair value of derivative warrant liabilities	(748,800)

Derivative warrant liabilities as of March 31, 2024 (unaudited)	$1,123,200

The change in the fair value of the Working Capital Loan-related party, measured using Level 3 inputs, for the period from December 31, 2022 through March 31, 2024, is summarized as follows:

Working Capital Loan - related party as of December 31, 2022	$150,000
Additional Working Capital Loan - related party	950,250
Change in fair value of Working Capital Loan - related party	—

Working Capital Loan - related party as of December 31, 2023	$1,100,250
Change in fair value of Working Capital Loan - related party	—

Working Capital Loan - related party as of March 31, 2024 (unaudited)	$1,100,250

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
As of March 31, 2024, we had not yet commenced operations. All activity for the period from March 19, 2021 (inception) through March 31, 2024 relates to our formation and the initial public offering (the “Initial Public Offering”), which is described below, and since the Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. We will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Shares”) of the Company at the extraordinary general meeting called by the Company (the “Extraordinary General Meeting”) to approve, among other proposals, an extension of time for the Company to consummate an initial business combination from August 17, 2023 to August 17, 2024 (the“ Extension”). In exchange for the foregoing commitment not to redeem such shares, the Sponsor has agreed to transfer to such investors an aggregate of 568,750 Class B ordinary shares of the Company held by the Sponsor immediately following the consummation of an initial business combination if they continued to hold such
Non-Redeemed
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
Liquidity and Going Concern
As of March 31, 2024, we had approximately $1.1 million in our operating bank account and a working capital deficit of approximately $2.3 million.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from our Sponsor to cover for certain expenses on behalf of us in exchange for issuance of Founder Shares (as defined in Note 4 to Unaudited Condensed Financial Statements), and the loan from the Sponsor of approximately $150,000 under the Note (as defined in Note 4 to Unaudited Condensed Financial Statements), which was converted into a Working Capital Loan (as defined in Note 4 to Unaudited Condensed Financial Statements) on August 17, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Initial Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (see Note 4 to Unaudited Condensed Financial Statements). As of March 31, 2024 and December 31, 2023, the fair value of the Working Capital Loan was $150,000.
On August 29, 2023, the Sponsor loaned us an aggregate of up to $950,250 to cover expenses related to the Company’s initial business combination pursuant to a promissory note (the “Second Note”). The Second Note is noninterest bearing and payable on the earliest of: (i) the consummation of the Company’s initial business combination unless converted into working capital warrants at the option of the Sponsor, at a price of $0.75 per warrant, as described in the registration statement that the Company filed in connection with the initial public offering of its securities, (ii) August 17, 2024, and (iii) the liquidation of the Company. Such working capital warrants would be identical to the private placement warrants issued to the Sponsor in a private placement in connection with the Company’s initial public offering. As of March 31, 2024 and December 31, 2023, the fair value of the Second Note was $950,250.
Based upon the analysis above, management has determined that we do not have sufficient liquidity to meet our anticipated obligations for at least twelve months after the financial statements are issued, as such, the events and circumstances raise substantial doubt about our ability to continue as a going concern. In connection with our assessment of going concern considerations in accordance with the
ASC 205-40, we
have until August 17, 2024 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern.
Risks and Uncertainties
The continuing military conflict between the Russian Federation and Ukraine, the military action between Hamas and Israel, and the risk of escalations of other military conflicts have created and are expected to create global economic consequences. The impact of these actions and related sanctions on the world economy are not determinable as of the date of the accompanying unaudited condensed financial statements. The specific impact on our financial condition, results of operations, and cash flows is also not determinable as of the date of the accompanying unaudited condensed financial statements.
Results of Operations
Our entire activity from March 19, 2021 (inception) through March 31, 2024 was in preparation for the Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended March 31, 2024, we had a net income of approximately $2.2 million, which consisted of approximately $0.9 million of income from investments held in the Trust Account and a non-cash
gain of approximately $1.6 million for the change in fair value of derivative warrant liabilities, partly offset by approximately $0.2 million in general and administrative expenses, and $60,000 in administrative expenses-related party.
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
Contingent Fee Arrangement
On August 3, 2023, the Company entered into an arrangement with J.V.B Financial Group, acting through its Cohen & Company Capital Markets division (“CCM”) to obtain capital market advisory services and to act as the Company’s placement agent in connection with raising capital with a specific target in its search for a Business Combination with an unaffiliated third party (“Target”). CCM would be entitled to an advisor fee of $2.0 million and a transaction fee of an amount equal to 5% of the sum of the gross proceeds raised from investors and received by the Company and Target plus proceeds released from the Trust Account without restriction with respect to any of the Class A ordinary shares that did not redeem such shares in connection with the Extension or the Business Combination (“Arrangement”). The Company may pay CCM a discretionary fee of $1.0 million if the Company determines in its sole discretion that the performance of CCM warrants such additional fee. Per the Arrangement, the fees for these services are contingent upon the closing of a Business Combination and therefore not included as liabilities on the accompanying condensed balance sheets. Under the Arrangement, the Company will also reimburse CCM for reasonable expenses. As of March 31, 2024 and December 31, 2023, no expenses have been claimed.
Service and Administrative Fees
On August 12, 2021, we entered into an agreement with DEHC LLC, an affiliate the Company’s Chief Financial Officer, pursuant to which we agreed to pay for service and administrative fees of $20,000 per month for 18 months (or until February 12, 2023). On August 29, 2023, the agreement was amended to extend the services for the period from August 17, 2023 to August 17, 2024 with the same monthly payment. For the three months ended March 31, 2024 and 2023, we incurred $60,000 and $20,000, respectively, for such expenses, included as general and administrative expenses-related party on the condensed statements of operations contained herein. As of March 31, 2024 and December 31, 2023, we had no outstanding balance for services in connection with such agreement.
Critical Accounting Policies and Estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies and estimates:

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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 4,542,733 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets as of March 31, 2024 and December 31, 2023.
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
The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 39,420,000 Class A ordinary shares, or the effects of the 1,467,000 shares underlying the warrants that would be issuable upon conversion of the Working Capital Loans in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. The Company has considered the effect of Class B ordinary shares that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company has included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Remeasurement of the redeemable Class A ordinary shares is excluded from net income (loss) per share as the redemption value approximates fair value.
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
Off-Balance
Sheet Arrangements
As of March 31, 2024, we did not have any
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2024, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of March 31, 2024.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2024 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our Annual Report on
Form 10-K
for the year ended December 31, 2023 filed with the SEC on March 29, 2024. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
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

KENSINGTON CAPITAL ACQUISITION CORP. V

Date: May 20, 2024		/s/ Justin Mirro
	Name:	Justin Mirro
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2024		/s/ Daniel Huber
	Name:	Daniel Huber
	Title:	Chief Financial Officer (Principal Financial Officer)