Form 10-Q
period 2024-06-30
Kensington Capital Acquisition Corp. V
filed 2024-08-14
CIK 1865407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
of the Exchange Act). Yes ☒ No ☐
As of August 1
4
, 2024, 4,542,733 Class A ordinary shares, par value $0.0001 per share, and 6,900,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

KENSINGTON CAPITAL ACQUISITION CORP. V

Quarterly Report on Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
KENSINGTON CAPITAL ACQUISITION CORP. V
CONDENSED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash	$879,486	$1,222,918
Prepaid expenses	69,814	127,183

Total current assets	949,300	1,350,101
Investments held in Trust Account	50,736,202	49,216,721

Total Assets	$51,685,502	$50,566,822

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	129,036	$132,705
Accrued expenses	2,268,650	2,140,748
Working Capital Loan – current related party	1,100,250	1,100,250

Total current liabilities	3,497,936	3,373,703
Deferred underwriting commissions in connection with the initial public offering	9,660,000	9,660,000
Derivative warrant liabilities	1,182,600	3,942,000

Total Liabilities	14,340,536	16,975,703

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, 4,542,733 shares at redemption value of approximately $11.15 and $10.81 per share as of June 30, 2024 and December 31, 2023, respectively	50,636,202	49,116,721

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2024 and December 31, 2023	—	—
Class A ordinary shares, $0.0001 par value; 100,000,000 shares authorized; no non-redeemable shares issued or outstanding at June 30, 2024 and December 31, 2023	—	—
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 6,900,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023	690	690
Additional paid-in capital	—	—
Accumulated deficit	(13,291,926)	(15,526,292)

Total shareholders’ deficit	(13,291,236)	(15,525,602)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$51,685,502	$50,566,822

The accompanying notes are an integral part of these unaudited condensed financial statements.

KENSINGTON CAPITAL ACQUISITION CORP. V
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative expenses	$178,795	$883,661	$405,034	$1,906,326
Administrative exp ens es - related party	60,000	—	120,000	20,000

Loss from operations	(238,795)	(883,661)	(525,034)	(1,926,326)

Other income:
Change in fair value of derivative warrant liabilities	1,182,600	6,701,400	2,759,400	3,474,200
Income from investments held in Trust Account	652,586	2,522,626	1,519,481	5,254,780

Total other income	1,835,186	9,224,026	4,278,881	8,728,980

Net income	$1,596,391	$8,340,365	$3,753,847	$6,802,654

Weighted average shares outstanding of Class A ordinary share, basic and diluted	4,542,733	27,600,000	4,542,733	27,600,000

Basic and diluted net income per share, Class A ordinary share	$0.14	$0.24	$0.33	$0.20

Weighted average shares outstanding of Class B ordinary share, basic and diluted	6,900,000	6,900,000	6,900,000	6,900,000

Basic and diluted net income per share, Class B ordinary share	$0.14	$0.24	$0.33	$0.20

The accompanying notes are an integral part of these unaudited condensed financial statements.

KENSINGTON CAPITAL ACQUISITION CORP. V
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the Three and Six Months Ended June 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance - December 31, 2023	—	$—	6,900,000	$690	$—	$(15,526,292)	$(15,525,602)
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(866,895)	(866,895)
Net income	—	—	—	—	—	2,157,456	2,157,456

Balance - March 31, 2024 (unaudited)	—	—	6,900,000	$690	$—	$(14,235,731)	$(14,235,041)
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(652,586)	(652,586)
Net income	—	—	—	—	—	1,596,391	1,596,391

Balance - June 30, 2024 (unaudited)	—	—	6,900,000	$690	$—	$(13,291,926)	$(13,291,236)

For the Three and Six Months Ended June 30, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance - December 31, 2022	—	$—	6,900,000	$690	$—	$(15,084,280)	$(15,083,590)
Excess of cash received over fair value of Additional Private Placement Warrants	—	—	—	—	2,208,000	—	2,208,000
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	(2,208,000)	(3,284,154)	(5,492,154)
Net loss	—	—	—	—	—	(1,537,711)	(1,537,711)

Balance - March 31, 2023 (unaudited)	—	—	6,900,000	$690	$—	$(19,906,145)	$(19,905,455)
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,522,626)	(2,522,626)
Net income	—	—	—	—	—	8,340,365	8,340,365

Balance - June 30, 2023 (unaudited)	—	—	6,900,000	$690	$—	$(14,088,406)	$(14,087,716)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KENSINGTON CAPITAL ACQUISITION CORP. V
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For The Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$3,753,847	$6,802,654
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(2,759,400)	(3,474,200)
Income from investments held in Trust Account	(1,519,481)	(5,254,780)
Changes in operating assets and liabilities:
Prepaid expenses	57,369	80,362
Accounts payable	(3,669)	204,708
Accrued expenses	127,902	1,407,021

Net cash used in operating activities	(343,432)	(234,235)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(2,760,000)

Net cash used in investing activities	—	(2,760,000)

Cash Flows from Financing Activities:
Proceeds received from private placement	—	2,760,000

Net cash provided by financing activities	—	2,760,000

Net change in cash	(343,432)	(234,235)
Cash - beginning of the period	1,222,918	1,235,676

Cash - end of the period	$879,486	$1,001,441

Supplemental disclosure of non-cash activities:
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	$1,519,481	$5,254,780
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
As of June 30, 2024, the Company had not commenced any operations. All activity for the period from March 19, 2021 (inception) through June 30, 2024 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, its search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.
On August 1, 2024, the Company issued a press release announcing it will not complete a Business Combination and will redeem all of its outstanding Class A ordinary shares. The redemption is expected to occur on August 19, 2024.
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
Shares”) of the Company at the extraordinary general meeting called by the Company (the “Extraordinary General Meeting”) to approve, among other proposals, an extension of time for the Company to consummate an initial business combination from August 17, 2023 to August 17, 2024 (the “Extension”). In exchange for the foregoing commitment not to redeem such shares, the

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Sponsor agreed to transfer to such investors an aggregate of 568,750 Class B ordinary shares of the Company held by the Sponsor immediately following the consummation of an initial business combination if they continued to hold such Non-Redeemed
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
The Company’s amended and restated memorandum and articles of association (the “Memorandum and Articles”) provide that a holder of the Company’s outstanding Class A ordinary shares, par value $0.0001 per share, sold in the Initial Public Offering (“Public Shareholder”), together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company. The Sponsor and the Company’s officers and directors (the “initial shareholders”) agreed, pursuant to a letter agreement with the Company, that they will not propose any amendment to the Memorandum and Articles (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination by August 17, 2024 (the “Combination Period”) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial
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

On August 1, 2024, the Company issued a press release announcing that it will be unable to complete a business combination and intends to dissolve and liquidate in accordance with the provisions of its Memorandum and Articles.
The initial shareholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below in Note 4) held by them if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only, or less than, $10.00. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
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
Liquidity and Going Concern
As of June 30, 2024, the Company had approximately $0.9 million in its operating bank account and a working capital deficit of approximately $2.5 million.

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company in exchange for issuance of Founder Shares (as defined in Note 4), and the loan from the Sponsor of approximately $150,000 under the Note (as defined in Note 4), which was converted into a Working Capital Loan (as defined in Note 4) on August 17, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Initial Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2024 and December 31, 2023, the fair value of the Working Capital Loan was $150,000 (see Note 4).
On August 29, 2023, the Sponsor loaned the Company an aggregate of up to $950,250 to cover expenses related to the Company’s initial business combination pursuant to a promissory note (the “Second Note”). The Second Note is noninterest bearing and payable on the earliest of: (i) the consummation of the Company’s initial business combination unless converted into working capital warrants at the option of the Sponsor, at a price of $0.75 per warrant, as described in the registration statement that the Company filed in connection with the initial public offering of its securities, (ii) August 17, 2024, and (iii) the liquidation of the Company. Such working capital warrants would be identical to the private placement warrants issued to the Sponsor in a private placement in connection with the Company’s initial public offering. As of June 30, 2024 and December 31, 2023, the fair value of the Second Note was $950,250 (see Note 4).
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
the Company has until August 17, 2024 to consummate a Business Combination. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. On August 1, 2024, the Company issued a press release announcing it will not complete a Business Combination and will redeem all of its outstanding Class A ordinary shares. The redemption is expected to occur on August 19, 2024.
NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation
S-X.
Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any future period.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on
Form 10-K
(the
“Form 10-K”)
for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 29, 2024, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2023, is derived from the audited financial statements presented in the
Form 10-K.
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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2024 and December 31, 2023.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2024 and December 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets.
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
Working Capital Loans-Related Party
The Company has elected the fair value option to account for its Working Capital Loans with its Sponsor as defined and more fully described in Note 4. As a result of applying the fair value option, the Company records the loans fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of Working Capital Loans reported in the unaudited condensed statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.
Offering Costs Associated with Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the unaudited condensed statements of operations. Offering costs associated with the Class A ordinary shares were charged against the carrying value of Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 4,542,733 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets as of June 30, 2024 and December 31, 2023.
Effective with the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended June 30, 2024		For the Three Months Ended June 30, 2023
	Class A	Class B	Class A	Class B
Basic and Diluted net income per ordinary share:
Numerator:
Allocation of net income	$633,763	$962,628	$6,672,292	$1,668,073
Denominator:
Basic and Diluted weighted average ordinary shares outstanding	4,542,733	6,900,000	27,600,000	6,900,000

Basic and Diluted net income per ordinary share	$0.14	$0.14	$0.24	$0.24

	For the Six Months Ended June 30, 2024		For the Six Months Ended June 30, 2023
	Class A	Class B	Class A	Class B
Basic and Diluted net income per ordinary share:
Numerator:
Allocation of net income	$1,490,267	$2,263,580	$5,442,123	$1,360,531
Denominator:
Basic and Diluted weighted average ordinary shares outstanding	4,542,733	6,900,000	27,600,000	6,900,000

Basic and Diluted net income per ordinary share	$0.33	$0.33	$0.20	$0.20

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed de minimis as of June 30, 2024 and December 31, 2023 and a full valuation allowance was recorded against such deferred tax assets.
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2024 and December 31, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2024 and December 31, 2023.
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
Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the unaudited condensed financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that this ASU will have on the presentation of its consolidated financial statements.
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
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans could be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $0.75 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Company has drawn $150,000 under the Note, which was converted into a Working Capital Loan on August 17, 2021. As of June 30, 2024 and December 31, 2023, the fair value of this Working Capital Loan was $150,000 in the accompanying condensed balance sheets.
On August 29, 2023, the Sponsor loaned the Company an aggregate of up to $950,250 to cover expenses related to the Company’s initial business combination pursuant to a promissory note (the “Second Note”). The Second Note is noninterest bearing and payable on the earliest of: (i) the consummation of the Company’s initial business combination unless converted into working capital warrants at the option of the Sponsor, at a price of $0.75 per warrant, as described in the registration statement that the Company filed in connection with the initial public offering of its securities, (ii) August 17, 2024, and (iii) the liquidation of the Company. Such working capital warrants would be identical to the private placement warrants issued to the Sponsor in a private placement in connection with the Company’s initial public offering. As of June 30, 2024 and December 31, 2023, the fair value of the Second Note was $950,250.
Service and Administrative Fees
On August 12, 2021, the Company entered into an agreement with DEHC LLC, an affiliate of the Company’s Chief Financial Officer, pursuant to which the Company agreed to pay for service and administrative fees of $20,000 per month for 18 months (or until February 12, 2023). On August 29, 2023, the agreement was amended to extend the services for the period from August 17, 2023 to August 17, 2024 with the same monthly payment. For the three months ended June 30, 2024 and 2023, the Company incurred $60,000 and $0, respectively, for such expenses, included as general and administrative expenses-related party on the statements of operations contained herein. For the six months ended June 30, 2024 and 2023, the Company incurred $120,000 and $20,000, respectively, for such expenses, included as general and administrative expenses-related party on the statements of operations contained herein. As of June 30, 2024 and December 31, 2023, the Company had no outstanding balance for services in connection with such agreement.

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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Contingent Fee Arrangement
On August 3, 2023, the Company entered into an arrangement with J.V.B Financial Group, acting through its Cohen & Company Capital Markets division (“CCM”) to obtain capital market advisory services and to act as the Company’s placement agent in connection with raising capital with a specific target in its search for a Business Combination with an unaffiliated third party (“Target”). CCM would be entitled to an advisor fee of $2.0 million and a transaction fee of an amount equal to 5% of the sum of the gross proceeds raised from investors and received by the Company and Target plus proceeds released from the Trust Account without restriction with respect to any of the Class A ordinary shares that did not redeem such shares in connection with the Extension or the Business Combination (“Arrangement”). The Company may pay CCM a discretionary fee of $1.0 million if the Company determines in its sole discretion that the performance of CCM warrants such additional fee. Per the Arrangement, the fees for these services are contingent upon the closing of a Business Combination and therefore not included as liabilities on the accompanying condensed balance sheets. Under the Arrangement, the Company will also reimburse CCM for reasonable expenses. As of June 30, 2024 and December 31, 2023, no expenses have been claimed.
NOTE 6. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. On August 15, 2023, holders of 23,057,267 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.67 per share, for an aggregate redemption amount of approximately $246.0 million. As of June 30, 2024 and December 31, 2023, there were 4,542,733 Class A ordinary shares outstanding, all of which were subject to possible redemption.
The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2022	$282,942,286
Extension payment made by the Sponsor	2,760,000
Redemption of Class A ordinary shares subject to possible redemption	(245,963,349)
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	9,377,784

Class A ordinary shares subject to possible redemption, December 31, 2023	$49,116,721
Remeasurement of Class A ordinary shares subject to possible redemption amount	1,519,481

Class A ordinary shares subject to possible redemption, June 30, 2024 (unaudited)	$50,636,202

NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares-
The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares-
The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, there were 4,542,733 Class A ordinary shares issued and outstanding, which were all subject to possible redemption and have been classified as temporary equity (see Note 6)
Class
 B Ordinary Shares-
The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, there were 6,900,000 Class B ordinary shares issued and outstanding, which amounts have been adjusted to reflect the shares surrendered as discussed in Note 4.
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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
NOTE 8. DERIVATIVE WARRANT LIABILITIES
As of June 30, 2024 and December 31, 2023, the Company had 20,700,000 Public Warrants and 18,720,000 Private Placement Warrants outstanding.
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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:
June 30, 2024

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Funds (1)	$50,735,549		$—	$—
Liabilities:
Derivative Warrant Liabilities - Public Warrants	$621,000		$—	$—
Derivative Warrant Liabilities - Private Warrants	$—	$		$561,600
Working Capital Loan – Related Party	$—		$—	$1,100,250
December 31, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Funds (1)	$49,216,069	$—	$—
Liabilities:
Derivative Warrant Liabilities - Public Warrants	$2,070,000	$—	$—
Derivative Warrant Liabilities - Private Warrants	$—	$—	$1,872,000
Working Capital Loan – Related Party	$—	$—	$1,100,250

(1)	Excludes $653 and $652 of cash balance held within the Trust Account as of June 30, 2024 and December 31, 2023, respectively
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the three and six months ended June 30, 2024 or 2023.
Level 1 assets include investments in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The Public Warrants were valued using an observable market quote in an active market as of June 30, 2024 and December 31, 2023. As of June 30, 2024, the estimated fair value of the Private Placement Warrants and Working Capital Loans were based on the observable fair value of the Public Warrants as of June 30, 2024 with consideration of certain terms of the Private Placement Warrants and Working Capital Loans.
As of December 31, 2023, the estimated fair value of the Private Placement Warrants and Working Capital Loan was determined using a Black-Scholes option pricing model. For the three months ended June 30, 2024 and 2023, the Company recognized a non-operating
gain from the change in fair value of derivative warrant liabilities of approximately $1.2 million and $6.7 million, respectively. For the six months ended June 30, 2024 and 2023, the Company recognized a non-operating
gain from the change in fair value of derivative warrant liabilities of approximately $2.8 million and $3.5 million, respectively. There was no change in fair value of the working capital loan for any period presented in the accompanying unaudited condensed statements of operations.
The change in the valuation technique used to determine the fair value of the Private Placement Warrants and Working Capital loans was due to the limited market activity. The Company determined the fair value of each Private Warrant was consistent with that of a Public Warrant. For the fair value of the Working Capital Loans, the Company considered the expected settlement of the Working Capital Loans by a market participant and also relied on the fair value of the Public Warrants, as the warrants that would be converted from the Working Capital Loan would be identical to the Private Placement Warrants.

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
The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the period from December 31, 2022 through June 30, 2024, is summarized as follows:

Derivative warrant liabilities at December 31, 2022	$2,556,800
Issuance of Additional Private Placement Warrants	552,000
Change in fair value of derivative warrant liabilities	(1,236,800)

Derivative warrant liabilities at December 31, 2023	$1,872,000
Change in fair value of derivative warrant liabilities	(1,310,400)

Derivative warrant liabilities at June 30, 2024 (unaudited)	$561,600

The change in the fair value of the Working Capital Loan-related party, measured using Level 3 inputs, for the period from December 31, 2022 through June 30, 2024, is summarized as follows:

Working Capital Loan - related party as of December 31, 2022	$150,000
Additional Working Capital Loan - related party	950,250
Change in fair value of Working Capital Loan – related party	—

Working Capital Loan - related party as of December 31, 2023	$1,100,250
Change in fair value of Working Capital Loan - related party	—

Working Capital Loan - related party as of June 30, 2024 (unaudited)	$1,100,250

KENSINGTON CAPITAL ACQUISITION CORP. V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the unaudited condensed financial statements, except as noted below.
On August 1, 2024, we issued a press release announcing we will not complete a Business Combination and will redeem all of our outstanding Class A ordinary shares. The redemption is expected to occur on August 19, 2024.

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

As of June 30, 2024, we had not yet commenced operations. All activity for the period from March 19, 2021 (inception) through June 30, 2024 relates to our formation and the initial public offering (the “Initial Public Offering”), which is described below, and since the Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

On August 1, 2024, we issued a press release announcing we will not complete a Business Combination and will redeem all of our outstanding Class A ordinary shares. The redemption is expected to occur on August 19, 2024.

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

On August 11, 2023 and August 14, 2023, the Sponsor and the Company entered into agreements (the “Non-Redemption Agreements”) with several unaffiliated third parties in exchange for them agreeing not to redeem an aggregate of 2,600,000 Class A ordinary shares (the “Non-Redeemed Shares”) of the Company at the extraordinary general meeting called by the Company (the “Extraordinary General Meeting”) to approve, among other proposals, an extension of time for the Company to consummate an initial business combination from August 17, 2023 to August 17, 2024 (the“ Extension”). In exchange for the foregoing commitment not to redeem such shares, the Sponsor agreed to transfer to such investors an aggregate of 568,750 Class B ordinary shares of the Company held by the Sponsor immediately following the consummation of an initial business combination if they continued to hold such Non-Redeemed Shares through the Extraordinary General Meeting. The extension to consummate a business combination from August 17, 2023 to August 17, 2024 was approved by the Company’s shareholders on August 15, 2023 and the investors subject to the Non-Redemption Agreements did not redeem their shares. The Company estimated the aggregate fair value of the Sponsor shares attributable to the Non-Redemption Agreements to be $0.6 million or $0.97 per share. In connection with the Extraordinary General Meeting, holders of 23,057,267 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.67 per share, for an aggregate redemption amount of approximately $246.0 million.

Our management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

We initially had 12 months from the closing of the Initial Public Offering to consummate the initial Business Combination. However, we were able, by resolution of our board of directors at the option of our Sponsor, to extend the period of time we had to consummate an initial Business Combination up to two times, each by an additional 6 months (for a total of up to an additional 12 months from the closing of the Initial Public Offering), subject to our Sponsor purchasing additional Private Placement Warrants. Pursuant to the terms of our amended and restated memorandum and articles of association (the “Memorandum and Articles”), in order to extend the period of time to consummate an initial Business Combination in such a manner, our Sponsor was required to purchase an additional 3,680,000 Private Placement Warrants, at a price of $0.75 per warrant, and deposit $0.10 per each Unit (for an aggregate of approximately $2.8 million), in proceeds into the Trust Account on or prior to the date of the applicable deadline, for each 6-month extension. On August 4, 2022 and February 15, 2023, we elected to extend the date by which the Company must consummate a business combination by 6 months each time to August 17, 2023 (the “Extensions”). On July 28, 2023, the Company filed a definitive proxy statement for the solicitation of proxies in connection with the Extraordinary General Meeting of the Company’s shareholders held on August 15, 2023 to consider and vote on, among other proposals, an amendment to the Company’s Memorandum and Articles to extend the date by which the Company must consummate a business combination from August 17, 2023 to August 17, 2024. The extension to consummate a business combination from August 17, 2023 to August 17, 2024 was approved by the Company’s shareholders on August 15, 2023. On August 1, 2024, the Company issued a press release announcing that it will be unable to complete a business combination and intends to dissolve and liquidate in accordance with the provisions of its Memorandum and Articles.

Liquidity and Going Concern

As of June 30, 2024, we had approximately $0.9 million in our operating bank account and a working capital deficit of approximately $2.5 million.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from our Sponsor to cover for certain expenses on behalf of us in exchange for issuance of Founder Shares (as defined in Note 4 to Unaudited Condensed Financial Statements), and the loan from the Sponsor of approximately $150,000 under the Note (as defined in Note 4 to

Unaudited Condensed Financial Statements), which was converted into a Working Capital Loan (as defined in Note 4 to Unaudited Condensed Financial Statements) on August 17, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Initial Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (see Note 4 to Unaudited Condensed Financial Statements). As of June 30, 2024 and December 31, 2023, the fair value of the Working Capital Loan was $150,000.

On August 29, 2023, the Sponsor loaned us an aggregate of up to $950,250 to cover expenses related to the Company’s initial business combination pursuant to a promissory note (the “Second Note”). The Second Note is noninterest bearing and payable on the earliest of: (i) the consummation of the Company’s initial business combination unless converted into working capital warrants at the option of the Sponsor, at a price of $0.75 per warrant, as described in the registration statement that the Company filed in connection with the initial public offering of its securities, (ii) August 17, 2024, and (iii) the liquidation of the Company. Such working capital warrants would be identical to the private placement warrants issued to the Sponsor in a private placement in connection with the Company’s initial public offering. As of June 30, 2024 and December 31, 2023, the fair value of the Second Note was $950,250.

Based upon the analysis above, management has determined that we do not have sufficient liquidity to meet our anticipated obligations for at least twelve months after the financial statements are issued, as such, the events and circumstances raise substantial doubt about our ability to continue as a going concern. In connection with our assessment of going concern considerations in accordance with the ASC 205-40, we have until August 17, 2024 to consummate a Business Combination. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern. On August 1, 2024, the Company issued a press release announcing it will not complete a Business Combination and will redeem all of its outstanding Class A ordinary shares. The redemption is expected to occur on August 19, 2024.

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

Results of Operations

Our entire activity from March 19, 2021 (inception) through June 30, 2024 was in preparation for the Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2024, we had a net income of approximately $1.6 million, which consisted of a non-cash gain of approximately $1.2 million for the change in fair value of derivative warrant liabilities and approximately $0.7 million of income from investments held in the Trust Account, partly offset by approximately $0.2 million in general and administrative expenses, and $60,000 in administrative expenses-related party.

For the three months ended June 30, 2023, we had a net income of approximately $8.3 million, which consisted of a non-cash gain of approximately $6.7 million for the change in fair value of derivative warrant liabilities and approximately $2.5 million of income from investments held in the Trust Account, partly offset by approximately $0.9 million in general and administrative expenses.

For the six months ended June 30, 2024, we had a net income of approximately $3.8 million, which consisted of a non-cash gain of approximately $2.8 million for the change in fair value of derivative warrant liabilities and approximately $1.5 million of income from investments held in the Trust Account, partly offset by approximately $0.4 million in general and administrative expenses, and $120,000 in administrative expenses-related party.

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

Contingent Fee Arrangement

On August 3, 2023, the Company entered into an arrangement with J.V.B Financial Group, acting through its Cohen & Company Capital Markets division (“CCM”) to obtain capital market advisory services and to act as the Company’s placement agent in connection with raising capital with a specific target in its search for a Business Combination with an unaffiliated third party (“Target”). CCM would be entitled to an advisor fee of $2.0 million and a transaction fee of an amount equal to 5% of the sum of the gross proceeds raised from investors and received by the Company and Target plus proceeds released from the Trust Account without restriction with respect to any of the Class A ordinary shares that did not redeem such shares in connection with the Extension or the Business Combination (“Arrangement”). The Company may pay CCM a discretionary fee of $1.0 million if the Company determines in its sole discretion that the performance of CCM warrants such additional fee. Per the Arrangement, the fees for these services are contingent upon the closing of a Business Combination and therefore not included as liabilities on the accompanying condensed balance sheets. Under the Arrangement, the Company will also reimburse CCM for reasonable expenses. As of June 30, 2024 and December 31, 2023, no expenses have been claimed.

Service and Administrative Fees

On August 12, 2021, we entered into an agreement with DEHC LLC, an affiliate the Company’s Chief Financial Officer, pursuant to which we agreed to pay for service and administrative fees of $20,000 per month for 18 months (or until February 12, 2023). On August 29, 2023, the agreement was amended to extend the services for the period from August 17, 2023 to August 17, 2024 with the same monthly payment. For the three months ended June 30, 2024 and 2023, we incurred $60,000 and $0 respectively, for such expenses, included as general and administrative expenses-related party on the statements of operations contained herein. For the six months ended June 30, 2024 and 2023, we incurred $120,000 and $20,000, respectively, for such expenses, included as general and administrative expenses-related party on the statements of operations contained herein. As of June 30, 2024 and December 31, 2023, we had paid in full for such services.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies and estimates:

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 4,542,733 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets as of June 30, 2024 and December 31, 2023.

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

Offering Costs Associated with Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the unaudited condensed statements of operations. Offering costs associated with the Class A ordinary shares were charged against the carrying value of Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for us in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. We are still evaluating the impact of this pronouncement on the unaudited condensed financial statements.

Our management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2024.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
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

KENSINGTON CAPITAL ACQUISITION CORP. V

Date: August 14, 2024		/s/ Justin Mirro
	Name:	Justin Mirro
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024		/s/ Daniel Huber
	Name:	Daniel Huber
	Title:	Chief Financial Officer
(Principal Financial Officer)